Form 10-K
period 1996-12-31
SWISHER INTERNATIONAL GROUP INC
filed 1997-03-31
CIK 1025834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-12521

                        SWISHER INTERNATIONAL GROUP INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           DELAWARE                                     13-3857632
-------------------------------------------------------------       -----------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer
                                                                    Identification No.)

                      20 THORNDAL CIRCLE, DARIEN, CT 06820
                    (Address of principal executive offices)

                                  203-656-8000
                               (Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       Name of each exchange on
        Title of each class                                which registered
------------------------------------                   -------------------------
Class A Common Stock, $.01 par value                    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _________ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ].

     The aggregate market value of Class A Common Stock (par value $.01) held by non-affiliates at March 21, 1997 was $81,747,275.

     The number of shares of Class A Common Stock (par value $.01) outstanding at March 21, 1997 was 6,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE.
Parts II and IV   Annual Report to Stockholders for the year ended December 31,
                  1996.
Part III          Proxy Statement in connection with the 1997 Annual Meeting of
                  Stockholders.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     Swisher International Group Inc. and Subsidiaries ('Swisher' or the 'Company') manufactures and sells cigars and smokeless tobacco products. Founded in 1861, Swisher is the leading manufacturer and marketer of cigars in the world, as measured by units sold.

     Through November 6, 1995, Swisher International, Inc. was a wholly owned subsidiary of American Maize-Products Company ('AMPCo'). On November 6, 1995, in connection with the acquisition of AMPCo and its subsidiaries by Eridania Beghin-Say, S.A. ('EBS'), the common stock of the Predecessor was simultaneously sold to the Company, which was a wholly owned subsidiary of Hay Island Holding Corporation ('Hay Island'). On December 18, 1996, the Company completed an initial public offering ('Offering') of 6,000,000 shares of Class A Common Stock.

PRODUCTS

  Cigars

     Cigar products can be divided into three principal categories: mass market large cigars, premium cigars and little cigars. All cigars, except little cigars, which do not have a binder, generally consist of filler tobacco that is wrapped first with a binder and then with a wrapper.

          Mass Market Large Cigars. Mass market large cigars are generally machine-made and have a retail price of one dollar or less per cigar. Mass market large cigars are made with filler threshed into short uniform pieces. The more expensive mass market cigars utilize natural leaf wrapper. Less expensive mass market large cigars use wrappers made from reconstituted tobacco instead of a natural leaf wrapper. In 1996, the market for mass market large cigars in the United States consisted of approximately 2.8 billion units or 61% of the total cigar market. The Company has the leading unit market share of the mass market for large cigars at approximately 26% in 1996. The Company's established mass market large cigar brands include Swisher Sweets, King Edward, Optimo, Sante Fe, Keep Moving and El Trelles, and new-product introductions include, Blackstone and Corral Wodiska's Cazadores. The Swisher Sweets large cigar brand is sold in various shapes and styles including Kings, Tip Cigarillos, Cigarillos, Perfectos, Wood Tips, Blunts and the new Swisher Sweets Outlaws rough-cut cigar. The King Edward large cigar brand is also sold in a variety of shapes and flavors including Wood Tips, Sweet Cherry Wood Tips, Sweet Vanilla Wood Tips, Imperials, Specials, and Tip Cigarillos.

          Premium Cigars. Premium cigars are generally hand-made and have a retail price above one dollar per cigar. Premium cigars, generally, are made with natural leaf tobacco wrapper, binder and long filler. Higher grades of tobacco are generally used in premium cigars with tobacco blends varying from brand to brand depending on the desired characteristics. Premium cigars are made by wrapping natural leaf binder tobacco around the long filler tobacco to create a bunch which is placed into a mold to create the shape of the cigar. Then natural leaf wrapper tobacco is hand-rolled around the bunch creating a hand-made premium cigar. In 1996, the market for premium cigars in the United States represented approximately 274 million units or 6% of the total cigar market. The Company's unit share of the premium cigar market in 1996 was approximately 10%. The Company's established premium brands include Bering and La Primadora, and recent product introductions include Siglo 21, Sabroso, Flor de Jalapa and La Diligencia. The Company's premium brands are manufactured in the Dominican Republic, Honduras and Nicaragua. The Company also has exclusive rights to the United States distribution of the Pleiades, Casa Buena and Carlin premium brands which are manufactured in the Dominican Republic, Canary Islands and Nicaragua, respectively.

          Little Cigars. Little cigars are mass market cigars that weigh less than three pounds per thousand. Most little cigars consist of cut filler tobacco, a wrapper made from reconstituted tobacco and a filter. Little cigars are machine made and do not use a binder. Generally, little cigars are the lowest priced products of the mass market category of cigars. In 1996, the market for little cigars in the United States represented approximately 1.5 billion units, or 33% of the total cigar market. The Company introduced Swisher Sweets Little Cigars in 1986, and by 1996 Swisher Sweets Little Cigars had a 40% unit market share of the little cigar market. The Company's little cigar brands include, Swisher Sweets Little Cigars, the industry's largest selling little cigar, and King Edward Little Cigars. The Company believes the success of the Swisher Sweets

     Little Cigars, as with the Swisher Sweets brand in general, is attributable to its unique taste. The Company has capitalized on the tremendous market reception received by the Swisher Sweets Little Cigars by introducing product extensions, such as menthols, lights and the recently introduced cherry flavor.

     The overall cigar market has experienced rapid growth in unit volume and dollar sales since 1993, reversing the steady decline in the market from 1964 to 1993. Led by growth in mass market large and premium cigars, the overall United States cigar market has increased at a compound annual rate of 9.8% in unit terms, and has increased at almost twice that rate in retail dollar sales, from 1993 to 1996. Unit sales of mass market large and premium cigars has increased at a compound annual rate of 11.1% and 35.7%, respectively, from 1993 to 1996, while retail dollar sales of both categories have increased more rapidly due to price increases. From 1993 to 1996, little cigar unit volume increased at a compound annual rate of 4.8%.

  Smokeless Tobacco Products

     Smokeless tobacco products are made from tobacco that has been cured, aged, fermented and then dried and flavored. The smokeless tobacco market can be divided into two distinct categories: snuff and chewing tobacco. There are two types of snuff, moist snuff and dry snuff. Chewing tobacco is available in three varieties: loose leaf, plug and twist. Loose leaf is the predominant product in the chewing tobacco category, with plug and twist representing less than 10% of the chewing tobacco market volume in 1996. Smokeless tobacco products in the United States are used orally and either placed between the cheek and gum as in snuff or chewed.

          Moist Snuff. Moist snuff is made from Kentucky or Tennessee dark fired tobacco that has been aged for at least three years and then cut, flavored and fermented for approximately eight weeks. Following fermentation, a second flavoring process is completed before the product is packaged in plastic or paper cans. Moist snuff, with 1996 estimated retail sales of $1.9 billion (56.2 million pounds), is the largest segment of the smokeless tobacco market in terms of retail sales. The Company's well-known moist snuff brands include Silver Creek, Redwood, Cooper and Gold River. In addition, the Company manufactures and markets private label products, such as Bowie. The Company's branded moist snuff comes in various flavors, such as natural, wintergreen, cherry and spearmint, and fine and long cut varieties. The Company believes its moist snuff marketing strategy has enabled it to consistently increase sales, as measured in pounds, from 1987 to 1996 at a compound annual rate of 17.8%, or over three times the market growth rate of approximately 5.0%. Through its value pricing promotional strategy, the Company emphasizes the comparable quality of its moist snuff products at approximately one-half the price of its major competitors' products. Moist snuff represented approximately 45% of the Company's 1996 net sales of smokeless tobacco products.

          Loose Leaf Chewing Tobacco. Loose leaf chewing tobacco is made from air cured tobacco grown primarily in Wisconsin and Pennsylvania that has been aged for at least two years and then threshed to remove stems and blended. The blended tobacco is flavored and packaged in foil pouches. Retail sales of all chewing tobacco, of which over 90% is loose leaf, in 1996 were an estimated $500 million (55.5 million pounds). The Company's products include, Mail Pouch, a brand in existence for 100 years, Lancaster Limited-Reserve Chewing-Tobacco, Chattanooga Chew and Earl Caulfield's. The Company also produces private label loose leaf tobacco products for certain marketing groups and wholesalers. The Company's Earl Caulfield's loose leaf chewing tobacco was the first chewing tobacco introduced in nontraditional chewing tobacco flavors. The Company's unit sales of loose leaf chewing tobacco increased by 10.4% from 1995 to 1996. The Company attributes this growth primarily to a revised marketing strategy and to its successful introduction of loose leaf tobacco product extensions, such as the new flavors of Earl Caulfield's.

          Dry Snuff. Dry snuff is made from Kentucky, Tennessee and Virginia dark fired tobacco that has been aged for at least three years and then fermented for approximately thirty days. After fermentation is completed, the tobacco is dried and cut into a fine tobacco flour that is flavored prior to packaging. Retail sales of dry snuff in 1996 were an estimated $76 million (4.7 million pounds). The Company sells dry snuff under numerous brands including Tops, Navy, Railroad Mills, Superior, Buttercup, Square, Society and Honey Bee. Although the unit market for dry snuff has declined at a compound annual rate of approximately 6.1% over the past 10 years, the Company has maintained a relatively constant market share and has generated substantial cash flow from the sale of its dry snuff products.

     Although total unit consumption of smokeless tobacco products has remained relatively stable since the late 1980s, retail dollar sales have increased at a compound annual rate of 8.7% from $1.0 billion in 1985 to an estimated $2.5 billion in 1996 primarily due to the growth of the moist snuff category. Consumption of moist snuff, which represents almost one-half of the pounds sold in the smokeless tobacco market and approximately 77% of the retail sales, has increased in terms of retail dollar sales at an estimated compound annual rate of 11.5% from 1985 to 1996. Loose leaf chewing tobacco sales, in terms of pounds, declined from 1985 to 1996 at a compound annual rate of 2.3%. However, retail dollar sales of all chewing tobacco, of which over 90% is loose leaf, increased from $381.8 million to an estimated $500 million over the same period as a result of the industry's ability to increase product prices. Although the mature dry snuff market has been declining in terms of pounds sold from 1985 to 1996 at an approximate 6.1% compound annual rate, dry snuff has continued to provide a significant source of cash flow to the industry participants as a result of the industry's ability to offset such declines with price increases.

SALES AND MARKETING

     The Company utilizes targeted, regionally focused market segmentation techniques in combination with significant market research, information systems and a large sales force to achieve its sales and marketing objectives. The Company sells its cigar and smokeless tobacco products through a national sales force which covers all 50 states in the United States and is believed by the Company to be the largest in the cigar industry. The Company employs approximately 250 full time sales and marketing professionals. The Company's sales force is divided into a mass market cigar and smokeless tobacco sales force and a separate premium cigar sales force. The mass market sales force is organized by territory and calls on direct buying accounts, such as tobacco distributors, wholesale grocers and retail chains, as well as retailers who purchase from such direct buying accounts. Direct retail account contact enables the Company to introduce new products, and improve shelf coverage and placement of point-of-sale materials for the Company's products. In addition, the Company believes its effectiveness in developing relationships with retailers is a competitive strength that is important to its continued growth. The Company's mass market cigar and smokeless tobacco sales force also has a group which calls on national and key accounts. To effectively penetrate the premium cigar category, the Company has a separate premium cigar sales force to focus primarily on outlets which sell premium cigars, such as smoke shops, restaurants, cigar bars, golf club pro shops and tobacco retailers.

     Most of the Company's sales are to tobacco distributors, including McLane Company Inc. which accounted for approximately 14%, 12% and 10% of the Company's net sales in 1996, 1995 and 1994, respectively, and grocery wholesalers, with the remainder principally to food and drug chains, such as Food Lion, Winn Dixie, Rite Aid, CVS and Walgreens. The Company's products are ultimately sold through grocery and drug stores, mass merchandisers, convenience stores, smokeshops, bars and restaurants and other stores.

     The Company uses information systems and extensive market research to develop and implement a highly targeted and regionalized marketing strategy. The Company's sales force utilizes laptop computers to provide on-line access to consumer account and product information while in the field. Through its national account organization, the Company has become the category manager for the 'other tobacco' category with several of its national and regional retail chain accounts, allowing the Company to better market its products.

     The Company is the leading exporter of American made cigars. The Company has also licensed brands, such as King Edward, to manufacturers in The Netherlands, England, Germany and the Canary Islands (for distribution to Spain) for which it receives royalties. Export sales are generated through an international network of distributors and through Swisher International, Limited, a wholly owned duty-free sales company in the United Kingdom. The Company estimates that its products are available in over 70 countries worldwide. While only a small portion of the Company's revenues are generated from export sales and royalties on licensed sales, the Company is seeking to increase its exports in the future, as well as increase royalty revenues through increasing the number of licensing agreements.

     The Company's advertising strategy focuses largely on selected print advertising and point-of-sale promotions. The Company's promotional programs are primarily geared to providing price incentives such as discounts, coupons and rebate offers to its customers and offering display fixtures to the retail stores it services.

TRADEMARKS AND TRADE SECRETS

     Trademarks and brand name recognition are important to the Company's business. The Company owns most of the trademarks under which its products are sold. The Company has registered its trademarks (or has made application for registration) in the United States and many other countries and will continue to do so as new trademarks are developed or acquired. The Company owns or has applications pending for numerous trademarks, including the following: Mass Market Cigar Trademarks: Swisher Sweets, King Edward, Optimo, Santa Fe, El Trelles, Keep Moving, Corral Wodiska's Cazadores and Blackstone; Premium Cigar
Trademarks: Bering, Siglo 21, La Primadora, Sabroso, Flor de Jalapa and La Diligencia; Moist Snuff Trademarks: Silver Creek, Gold River, Redwood, Cooper and Bowie; Loose Leaf Chewing Tobacco Trademarks: Mail Pouch, Chattanooga Chew, Lancaster Limited-Reserve Chewing-Tobacco and Earl Caulfield's; Dry Snuff
Trademarks: Navy, Tops, Railroad Mills, Superior, Buttercup, Square, Society and Honey Bee.

     The Company also relies upon unpatented trade secrets for the protection of certain intellectual property rights. There can be no assurance that the Company will be able to prevent unauthorized use or disclosure of such information. In addition, no assurance can be given that others will not independently develop substantially equivalent proprietary information, or otherwise gain access to the Company's trade secrets, or that the Company can meaningfully protect its rights to unpatented trade secrets.

MANUFACTURING

     The Company's manufacturing strategy is to strive to be the low cost producer in its industry through continued operational improvements, to produce high quality products and to maintain flexible manufacturing capabilities which enable the Company to respond to changing market demands, develop new products and extend the product line of existing brands.

     The Company manufactures mass market large and little cigars at its Jacksonville, Florida facility and smokeless tobacco products at its Wheeling, West Virginia facility. In addition to manufacturing cigars at the Jacksonville facility, the Company also manufactures substantially all of its boxes, packages its cigar products and manufactures substantially all of its reconstituted tobacco wrapper and binder.

     The Company believes that its Jacksonville facility, which manufactures approximately four million cigars daily, is the most automated cigar manufacturing facility in the United States. As a result of the Company's emphasis on increased automation, fewer machines are required to perform the same manufacturing processes than were required in prior years and, at the same time, throughput has increased. Additionally, because the Company manufactures large quantities of certain cigar sizes, it is able to utilize high volume, efficient equipment to manufacture these cigars in large production runs, thereby achieving economies of scale.

     The Company seeks to continue to reduce production costs and secure additional production capacity by increasing its in-house production capabilities. The Company has historically purchased little cigars from outside manufacturers, but has successfully begun to manufacture its little cigars at its Jacksonville facility and has ordered additional equipment to increase in-house production. The Company believes that this manufacturing ability, which is expected to be fully operational by the middle of 1997, will reduce its cost of producing little cigars. Additionally, the Company continues to pursue manufacturing efficiencies by actively practicing a 'total resource management' program which includes a program whereby cross-departmental teams of employees are organized to trouble shoot manufacturing problems and a 'Big Idea' program whereby employees are awarded incentive bonuses for introducing and implementing cost-saving ideas.

     The Company has completed three major cost-saving initiatives to streamline its operations, increase its manufacturing efficiencies and improve its sales and marketing organization while reducing overall administrative costs. In 1992, the Company consolidated its dry snuff and moist snuff manufacturing packaging and shipping operations from its plant in Helmetta, New Jersey, which it closed, to its Wheeling, West Virginia facility. In 1993, as a result of the merger of Helme Tobacco Company, the Company realized significant reductions in selling, general and administrative expenses. In 1994, the Company closed its Waycross, Georgia cigar plant and consolidated all of its cigar manufacturing activities into its Jacksonville, Florida facility. As a result of these consolidations, the Company incurred pretax restructuring charges of $5.4 million in 1994, $5.2 million in 1993 and $3.6 million in 1992, and has realized significant cost savings in its base manufacturing and selling, general and administrative expenses.

     Under the supervision of the Company and according to the Company's specifications, the Company's premium products are manufactured by contractors located in the Dominican Republic, Honduras and Nicaragua. The Company has developed strong, long standing relationships with its premium cigar manufacturers. In keeping with past practice, the Company and each of such manufacturers enter into an understanding based on written budgets and price lists prior to the beginning of each year with respect to the quantity, price and delivery terms for such manufacturer's premium cigars. Although such understandings are not in writing except for the budgets and price lists, in the past such manufacturers have performed in substantial accordance with such understandings. During 1996, one manufacturer supplied 29% of the Company's premium cigars.

     The Company believes that its cigar and smokeless tobacco product manufacturing capacity, together with its existing contracts for the manufacture of little cigars, is adequate for its current production needs of mass market large and little cigars and smokeless tobacco products. Additional cigar manufacturing equipment on order will provide for additional mass market large and little cigar manufacturing capacity needed in the near term and reduce the need for third party manufacture of little cigars. The Company believes that it can increase manufacturing capacity for mass market large and little cigars by purchasing additional manufacturing equipment and enlarging its production facilities by expanding to Company-owned adjacent land. As a result of the increased demand for its hand-made premium cigars, the Company had back orders of approximately 10 million cigars as of December 31, 1996. In order to reduce reliance on the third party manufacturers of premium cigars, the Company will be opening its own cigar-making facility in Honduras and a joint-venture facility in the Dominican Republic during 1997.

     Tobacco is the Company's primary raw material. The Company buys tobacco for its mass market cigars from leaf dealers which obtain the tobacco from a large number of suppliers located inside and outside the United States, including Brazil, Argentina, Costa Rica, Germany, Italy, the Dominican Republic, Paraguay, the Philippines, Indonesia, Honduras and Mexico. The Company buys the tobacco for its smokeless tobacco products from leaf dealers and farmers in the United States. The Company does not believe that it is dependent on any single source for tobacco for any of such products. The Company's third party premium cigar manufacturers provide all of the tobacco necessary to produce the Company's premium cigars. Generally, these third party manufacturers grow a large portion of their tobacco requirements and acquire the balance from leaf dealers and other growers throughout the world.

COMPETITION

     Founded in 1861, the Company is the largest manufacturer and marketer of cigars in the world with an 8% market share and in the United States with a 31% market share, as measured by units sold in 1996. The other three significant competitors in the cigar market are Consolidated Cigar Holdings Inc., a public company, General Cigar Holdings, Inc., a public company, and Havatampa/Phillies Cigar Corporation, a privately held corporation. In addition, Tobacco Exporters International Limited (a subsidiary of Rothmans International, a public company) is a significant competitor in the little cigar market. The Company's major competitors in the smokeless tobacco products market are UST Inc., Conwood Corporation, Brown & Williamson Tobacco Company, National Tobacco Company and Pinkerton Group, Inc. Certain competitors of the Company are better capitalized than the Company and may have greater financial and other resources than those available to the Company. The Company believes that its strong market position in the cigar industry is due to its well-known brand names, broad range of product offerings, commitment to and reputation for manufacturing quality cigars, marketing expertise and customer service and efficient manufacturing operations. The Company believes that its improving position in moist snuff and loose leaf chewing tobacco is due to its strong sales and marketing organization and its well known brand names, broad range of product offerings and efficient manufacturing operations.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 1,160 full-time employees and 50 part-time employees. The Company believes its relations with its union and non-union employees are and will continue to be good. The Retail, Wholesale & Department Store Union, AFL-CIO-CLC and the International Association of Machinists and Aerospace Workers Union represent the hourly employees at the Jacksonville facility. Both labor agreements will expire in the first half of 1997 and the Company anticipates that new three year agreements will be reached with such unions. There has not been a work stoppage in Jacksonville in over 19 years. The Bakery, Confectionery and Tobacco Workers' International Union and the International Association of Machinists and Aerospace Workers Union represents hourly employees at the Wheeling facility. Both labor agreements at this location were renewed for three years during 1996. To the Company's knowledge, there has never been a work stoppage at this facility.

REGULATION

     The tobacco industry, particularly with respect to cigarettes, has been under public scrutiny for over thirty years. Industry critics include special interest groups, the Surgeon General and many legislators at the state and federal levels. Much of the focus has been directed at the cigarette industry due to its large size relative to the cigar and smokeless tobacco markets, although the cigar and smokeless tobacco companies have also been affected by such action.

     Cigar and smokeless tobacco manufacturers, like other producers of tobacco products, are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards smoking, a constant expansion of smoking regulations since the early 1970s has been a major cause of the overall decline in consumption of tobacco products. Moreover, the trend is toward increasing regulation of the tobacco industry.

     Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would have (i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shifted regulatory control of tobacco products and advertisements from the FTC to the FDA; (v) increased tobacco excise taxes; and (vi) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals have been passed by Congress. Future enactment of such proposals or similar bills could have a material adverse effect on the sales or operations of the Company.

     On August 28, 1996, the FDA published a final rule on tobacco in the Federal Register. Specifically, the rule makes the sale of cigarettes and smokeless tobacco to children and adolescents, i.e., anyone younger than 18 years of age, a federal violation. In addition, the rule requires manufacturers, distributors, and retailers to comply with certain conditions regarding the sale, distribution and promotion of tobacco products. It prohibits all free samples and limits retail sales in most circumstances to face-to-face transactions. As a result, vending machines and self-service displays are prohibited, except in facilities where the retailer or operator ensures that no person younger than 18 is present or is permitted to enter at any time. The rule limits advertising, generally, to a black-and-white, text-only format, which the FDA believes will ensure that advertising is not used to create demand for these products among young people and thus undermine the restrictions on access. Billboards and other outdoor advertising are prohibited within 1,000 feet of schools and public playgrounds. The sale and distribution of non-tobacco items, such as hats and tee shirts that carry cigarette logos, are prohibited, and sponsorship of sporting and other events is limited to the corporate name only. The provisions of the regulations will become effective between six months and two years after August 28, 1996. This regulation could have a material adverse effect on the Company's business.

     Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986, there is no federal law requiring that cigars carry such warnings. However, California requires 'clear and reasonable' warnings to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, known as Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken. There can be no assurance that such legislation introduced in other states will not be passed in the future or that other states will not enact similar legislation.

     During 1988, the Company and 25 manufacturers of tobacco products entered into a settlement of legal proceedings filed against them pursuant to Proposition 65. Under the terms of the settlement, the Company and such other defendants agreed to label retail packages or containers of cigars, pipe tobaccos and other smoking tobaccos (other than cigarettes) manufactured or imported for sale in California with a specified warning label. To guarantee compliance with the California requirements, to eliminate errors in distribution and to maintain the efficiencies of the manufacturing process, the Company and most of its competitors have begun using the label on all of their tobacco products shipped to customers in all states, except for a few premium cigar customers.

     Massachusetts recently enacted legislation requiring manufacturers of cigarettes, chewing tobacco and snuff to provide the state annually with a list of the additives (in descending order of weight) and the nicotine yield ratings of each brand they produce, which information will, subject to certain conditions, be made publicly available. The ingredients of the Company's products are proprietary and disclosure could result in the manufacture and sale of imitations. This legislation is being challenged by a number of smokeless tobacco manufacturers, including the Company. (See 'ITEM 3. LEGAL PROCEEDINGS.')

     In addition, the majority of states restrict or prohibit smoking of cigarettes and cigars in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking of cigarettes and cigars in certain buildings or areas or by requiring designated 'smoking' areas. In a few states, legislation has been introduced, but has not yet passed, which would require all little cigars sold in those states to be 'fire safe' (i.e., little cigars which extinguish themselves if not continuously smoked). Passage of this type of legislation could have a material adverse effect on the Company's little cigar sales because of the technological difficulties in complying with such legislation. There is currently an effort by the U.S. Consumer Product Safety Commission to establish such standards for cigarettes. The enabling legislation, as originally proposed, included little cigars; however, little cigars were deleted due to the lack of information on fires caused by these products. There can be no assurance that little cigars will be excluded from such legislation in the future.

     The U.S. Environmental Protection Agency (the 'EPA') published a report in January 1993 with respect to the respiratory health effects of passive smoking, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. In June 1993, Philip Morris Companies Inc. and five other representatives of the tobacco manufacturing and distribution industries filed suit against the EPA seeking a declaration that the EPA does not have the statutory authority to regulate environmental tobacco smoke, and that, in view of the available scientific evidence and the EPA's failure to follow in its own guidelines in making the determination, the EPA's final risk assessment was arbitrary and capricious. The court ruled in May 1995 that plaintiffs have standing to pursue this action. Whatever the outcome of this litigation, issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers. (See 'ITEM 3. LEGAL PROCEEDINGS').

     In manufacturing and distributing tobacco products, the Company uses, handles and disposes of hazardous chemicals, such as petroleum products, at a number of its facilities, and as a result is subject to environmental regulations relating to such use, handling and disposal. Although the Company is currently in substantial compliance with all material environmental regulations, the Company has been subject and may continue to be subject to liability for the cleanup of contamination and other environmental remedial actions. The Company does not expect that such liability, or any effort to comply with present and future environmental regulation, will have a material adverse effect on the Company's finances or business.

EXCISE TAXES

     Cigars and smokeless tobacco products have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives.

     From 1977 until December 31, 1990, cigars were subject to a federal excise tax of 8.5% of wholesale list price, capped at $20.00 per thousand cigars. Effective January 1, 1991, the federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) increased to 10.625%, capped at $25.00 per thousand cigars, and increased to 12.75%, capped at $30.00 per thousand cigars, effective January 1, 1993. However, the base on which the federal excise tax is calculated was lowered effective January 1, 1991 to the manufacturer's selling price, net of the federal excise tax and certain other exclusions. The federal excise tax on little cigars (weighing less than three pounds per thousand cigars) increased from $0.75 per thousand cigars to $0.9375 per thousand cigars effective January 1, 1991. The excise tax on little cigars increased to $1.125 per thousand cigars effective January 1, 1993. The increase in the federal excise tax rate in 1991 and again in 1993 did not have a material adverse effect on the Company's product sales.

     Since 1986, smokeless tobacco (including dry and moist snuff and chewing tobacco) has been subject to Federal excise tax as well. Unlike the excise tax on large and little cigars, which taxes are based on the number (per 1000) of cigars manufactured or imported, smokeless tobacco is taxed by weight (in pounds or fractional parts thereof) manufactured or imported. From July 1, 1986 through December 31, 1990, the excise tax on snuff was $0.24 per pound. Effective January 1, 1991, the Federal excise tax rate on snuff increased to $0.30 per pound, and again increased to $0.36 per pound, effective January 1, 1993. From July 1, 1986 through December 31, 1990, the excise tax on chewing tobacco was $0.08 per pound. Effective January 1, 1991 the Federal excise tax on chewing tobacco increased to $0.10 per pound, and again increased to $0.12 per pound effective January 1, 1993. The increase in the Federal excise tax rate on smokeless tobacco in 1991 and again in 1993 did not have a material adverse effect on the Company's product sales.

     In the past, there have been various proposals by the federal government to fund legislative initiatives through increases in federal excise taxes on tobacco products. In 1993, the Clinton Administration proposed a significant increase in excise taxes on cigars, pipe tobacco, cigarettes and other tobacco products to fund its proposed health care reform program. The Company believes that the volume of cigars and smokeless tobacco sold would have been dramatically reduced if excise taxes were enacted as originally proposed as part of the Clinton Administration's health care reform program. Future enactment of significant increases in excise taxes, such as those initially proposed by the Clinton Administration or other proposals not linked specifically to health care reform, would have a material adverse effect on the business, future results of operations and cash flows of the Company. The Company is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes.

     Tobacco products are also subject to certain state and local taxes. Deficit concerns at the state level continue to exert pressure to increase tobacco excise taxes. State excise taxes on cigars and smokeless tobacco products generally range from 2% to 74.9% of the wholesale purchase price. The number of states that impose excise taxes on cigars and smokeless tobacco products is forty-two. California, Connecticut, Iowa, Oregon, Tennessee and Florida (with certain exceptions) impose excise taxes on little cigars at the same rates as cigarettes.

     State cigar and smokeless tobacco excise taxes are not subject to caps similar to the federal cigar excise tax. From time to time, the imposition of state and local taxes has had some impact on the Company's sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar and smokeless tobacco consumption generally decline.

OTHER

     This Form 10-K contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as 'expects,' 'believes,' 'estimates,' variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     As of December 31, 1996, the principal properties owned or leased by the Company for use in its business included:

                                                                                          OWNED      APPROXIMATE
LOCATION                                                            PRINCIPAL USE       OR LEASED    FLOOR SPACE
--------------------------------------------------------------   -------------------    ---------    -----------
Jacksonville, Florida.........................................   Cigar Manufacturing      Owned        375,357
Wheeling, West Virginia.......................................   Smokeless Tobacco        Owned(1)     415,781
                                                                 Manufacturing
Edgerton, Wisconsin...........................................   Warehouse-Smokeless      Owned        166,141
                                                                 Tobacco Aging
Brookneal, Virginia...........................................   Warehouse-Smokeless      Owned         54,000
                                                                 Tobacco Aging
Hopkinsville, Kentucky........................................   Warehouse-Smokeless      Owned         47,470
                                                                 Tobacco Aging
Lancaster, Pennsylvania.......................................   For Sale                 Owned         44,228
Helmetta, New Jersey..........................................   For Sale                 Owned        385,000
Waycross, Georgia.............................................   For Sale                 Owned        104,000

------------------
(1) The Company beneficially owns the property subject to a lease purchase agreement with Ohio County, West Virginia, which permits the Company to receive certain property and sales tax benefits.

     The Company believes that its facilities are well maintained and in substantial compliance with environmental laws and regulations.

ITEM 3. LEGAL PROCEEDINGS

     Current tobacco litigation generally falls within one of three categories: class actions, individual actions, or actions brought by individual states generally to recover Medicaid costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. Recent lawsuits against the tobacco industry have alleged a conspiracy to conceal evidence of the alleged addictive properties of nicotine which, if successful, could have a material adverse effect on the Company. A Florida jury recently rendered a damages verdict in favor of a cigarette smoker. Also, a study published recently in the journal Science reported that a chemical found in cigarette smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung. This study could affect pending and future tobacco litigation. The major tobacco companies are vigorously defending the various tobacco actions, including by challenging the authority of state attorney generals to bring Medicaid actions attributable to tobacco-related illnesses and, in some states, bringing preemptive lawsuits to enjoin the state attorney general from instituting litigation. The Liggett Group ('Liggett'), the number five cigarette manufacturer, with a 2% share of the domestic cigarette market, recently reported a settlement with the Attorneys General of 22 states pursuant to which Liggett agreed, inter alia, (a) to make certain statements regarding the effects of cigarette smoking; (b) to agree to put an 'addiction warning label' on its cigarette packs; (c) to 'substantially' comply with the new FDA rules; (d) to cooperate with the 22 Attorneys General in law suits pending in their states and to turn over privileged documents; and (e) to contribute 25% of its pretax profits to health funds for the next 25 years. It is not possible to predict whether the Liggett settlement will have a material adverse effect on the Company.

     The Company is a defendant, along with other tobacco manufacturers, wholesaler/retailers and other defendants, in two suits commenced by individual plaintiffs in Lake Charles, Louisiana. Sontag v. United States Tobacco, et. al., State Docket No. 95-6434, USDC Case No. 96CV0100 and Lonkowski v. R.J. Reynolds, et al., State Docket No. 96-1855, USDC Case No. 96 CV 1192. The complaints allege fraud and misrepresentation in the marketing and sale of tobacco products, breach of warranty, negligence and other claims. The plaintiffs seek unspecified damages, attorney fees and costs. The Company believes that it has meritorious defenses and is vigorously defending these lawsuits.

     Additionally, the Company was a defendant, along with other tobacco manufacturers, a retailer and other defendants, in a suit commenced by an individual plaintiff in Duval County, Florida. Rix v. R.J. Reynolds, et al., State Case No. 96-01778-CA. The complaint alleged negligence, strict liability, and civil conspiracy. The plantiff recently agreed to withdraw the claims against the Company and the Company is no longer a party to the suit.

     Though claims have been made against manufacturers of smokeless tobacco products and against manufacturers of cigars, the Company is not aware of any adverse decision or judgment having been rendered against smokeless tobacco or cigar manufacturers. There can be no assurance, however, that the Company may not be named as a defendant in any future suits, nor can there be any assurance that such suits, if brought against the Company, or that the Company's existing litigation will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's business, future results of operations and cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such insurance is commercially prohibitive. Additionally, a judgment against the Company with respect to a product and any related products, could preclude the further sale of such products, the result of which could materially adversely affect the Company's business.

     The Company is a plaintiff, along with other smokeless tobacco manufacturers and North Carolina wholesalers, in an action commenced in U.S. District in North Carolina against the U.S. Food and Drug Administration and David A. Kessler, the Commissioner of Food and Drugs. United States Tobacco, et al. v. United States Food and Drug Administration, et al., USDC Case No. 6:95 CV0066. The counts in the complaint state inter alia that the FDA lacks the legal authority to regulate smokeless tobacco products, that FDA regulation is precluded by the Comprehensive Smokeless Tobacco Health Education Act of 1986 and that the FDA's regulations violate the United States Constitution. The Company seeks a declaratory judgment and an injunction restraining the FDA from taking any action to regulate smokeless tobacco products.

     The Company is also a plaintiff, along with other smokeless tobacco manufacturers, in an action commenced in U.S. District Court in Massachusetts against the Attorney General and the Commissioner of Public Health of the State of Massachusetts. United States Tobacco, et al. v. Harshburger, et al., USDC Case No. 96-11619-GAO. The counts in the complaint state inter alia that a Massachusetts statute requiring manufacturers to disclose the identity and relative quantities of ingredients added to tobacco products on a brand-by-brand basis suffers from multiple United States Constitutional infirmities. The Company believes that the proposed statute violates the Federal Supremacy Clause as it intrudes into an area covered by the Comprehensive Smokeless Tobacco Health Education Act, that it violates the Takings Clause as it would destroy the Company's trade secrets and that it violates the Due Process Clause as it would deprive the Company of its property without prior notice or meaningful opportunity to be heard.

     In the opinion of management, the cost, if any, of resolving the specific cases referred to above which are presently pending should not have a significant impact on the Company's consolidated financial position, however, the cost of resolving such litigation, if any, could have a significant effect on the future results of operations and cash flows. There can be no assurance that there will not be an increase in health-related litigation in the future. With respect to litigation other than the pending cases specifically referred to above, the costs to the Company of defending or prosecuting any prolonged litigation or the cost of a judgment against the Company could have a material adverse effect on the Company's business.

     The Company is party to various other legal claims in respect to environmental, tax and commercial disputes. The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice. There can be no assurance, however, that the Company will not experience material health-related litigation in the future.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     This information is incorporated by reference to the Company's 1996 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     This information is incorporated by reference to the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is incorporated by reference to the Company's 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the Company's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In September 1996, Coopers & Lybrand L.L.P. replaced Grant Thornton LLP as the Company's independent accountants. Coopers & Lybrand L.L.P. had previously been the independent accountants for AMPCo and were engaged in July 1995 by AMPCo and Hay Island to audit stand alone consolidated financial statements of the Company for the years ended December 31, 1992, 1993 and 1994 and a consolidated special purpose balance sheet as of November 6, 1995. The decision to engage Coopers & Lybrand L.L.P. was made with the approval of the Company's Audit Committee.

     Grant Thornton LLP was engaged to audit the Company's consolidated financial statements as of December 31, 1995, and for the period from November 7, 1995 to December 31, 1995. In connection with the Offerings, Coopers & Lybrand L.L.P. was subsequently appointed to replace Grant Thornton LLP as the Company's independent accountants as of December 31, 1995, and for the periods January 1, 1995 to November 6, 1995 and November 7, 1995 to December 31, 1995.

     The Company believes, and it has been advised by Grant Thornton LLP that it concurs in such belief, that, during the period November 7, 1995 to December 31, 1995, the Company and Grant Thornton LLP did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.

     The report of Grant Thornton LLP on the Company's previously issued consolidated financial statements (not appearing herein) as of December 31, 1995 and for the period from November 7, 1995 to December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During that period there were no 'reportable events' within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the directors and executive officers of the Company.

NAME                                               AGE   POSITION
------------------------------------------------   ---   ------------------------------------------------
William Ziegler, III............................   68    Chairman of the Board, Chief Executive Officer
                                                           and Director
William T. Ziegler..............................   41    Chairman of the Executive Committee, Chief
                                                           Operating Officer and Director
Timothy Mann....................................   54    President and Director
Robert A. Britton...............................   50    Executive Vice President, Chief Financial
                                                           Officer and Director
Nicholas J. Cevera, Jr..........................   59    Executive Vice President--Operations and
                                                           Director
J. Thomas Ryan, III.............................   49    Executive Vice President--Sales & Marketing and
                                                           Director
Justo S. Amato..................................   62    Senior Vice President--Finance
Paul M. Arvia...................................   58    Senior Vice President--Sales
Barry L. Drugg..................................   50    Senior Vice President--Human Resources
John E. Fraleigh................................   58    Senior Vice President--Tobacco Procurement
Peter J. Ghiloni................................   45    Senior Vice President--Marketing
Cynthia Z. Brighton.............................   37    Vice President--Financial Services, Treasurer
                                                           and Director
Karl H. Ziegler.................................   27    Secretary
C. Keith Hartley................................   54    Director
Alfred F. La Banca..............................   65    Director
Donald E. McNicol...............................   75    Director
Charles H. Mullen...............................   69    Director
John R. Tweedy..................................   67    Director

     William Ziegler, III has been a Director, Chief Executive Officer and Chairman of the Board since November 1995. From 1958 to 1995, Mr. Ziegler served as a Director of AMPCo, from 1964 to 1995 as Chairman of the Board of AMPCo and as Chief Executive Officer from 1976 to 1993. Mr. Ziegler is President of the E. Matilda Ziegler Foundation for the Blind (a private foundation) and also has served as Trustee of Connecticut College and as a member of the Board of Directors of the Maritime Aquarium at Norwalk. Mr. Ziegler is the father of William T. Ziegler and Cynthia Z. Brighton. Mr. Ziegler is a member of the Executive Committee.

     William T. Ziegler has been a Director and Chief Operating Officer of the Company since November 1995. From 1991 to 1994, Mr. Ziegler served as Director of Corporate Development for Helme Tobacco Company ('Helme'). William T. Ziegler is the son of William Ziegler, III. William T. Ziegler is Chairman of the Executive Committee.

     Timothy Mann has been a Director since November 1995 and President of the Company since 1986. Mr. Mann is Vice President of the Cigar Association of America, and serves on its Board of Directors. He is also a Director of the Tobacco Merchants' Association and a member of the National Association of Wholesale Marketers by whom he was recently named Dean of the Industry. Mr. Mann is a member of the Executive Committee.

     Robert A. Britton was named Executive Vice President, Chief Financial Officer and Director in October 1996. He was Vice President and Chief Financial Officer of the Company from November 1995 to October 1996. From 1990 to 1995, Mr. Britton served as Vice President and Treasurer of AMPCo. Mr. Britton is a member of the Pension Committee.

     Nicholas J. Cevera, Jr. has been the Executive Vice President-Operations of the Company since July 1986 and a Director since November 1995. Mr. Cevera joined the Company as Vice President of Manufacturing in April 1980. Mr. Cevera is a Director of the First Coast Manufacturers Association and the Cigar Association of America.

     J. Thomas Ryan, III has been a Director of the Company since November 1995 and Executive Vice President since April 1995. From 1985 to 1994, Mr. Ryan was President of Helme and from 1983 to 1985 he was Senior Vice President of Helme. Mr. Ryan serves on the Boards of the Cigar Association of America, the Smokeless Tobacco Council, the Smokeless Tobacco Research Council, and the Tobacco Institute.

     Justo S. Amato was named Senior Vice President-Finance of Swisher International in September, 1996 after being Vice President-Finance since 1978.

     Paul M. Arvia has been Senior Vice President-Sales of Swisher International since September 1996, after being Vice President of Sales since 1983.

     Barry L. Drugg has been Senior Vice President-Human Resources since September 1996. From July 1996 to September 1996, Mr. Drugg served as Vice President-Personnel and Administration of Swisher International, after ten years in the personnel department of an AMPCo affiliate. Mr. Drugg is a long time member of the Board and the past President of the Northeast Florida Safety Council.

     John E. Fraleigh has been Senior Vice President-Tobacco Procurement for Swisher International since October 1996. After joining the Company in 1964, he became Vice President-Tobacco Procurement in 1976. Since 1982, Mr. Fraleigh has been responsible for quality control and product development.

     Peter J. Ghiloni has been Senior Vice President-Marketing and Sales since September 1996. From April 1994 to September 1996, Mr. Ghiloni served as Vice President-Marketing and Sales for Swisher International. From October 1991 to April 1994, he served as Senior Vice President-Marketing and Sales for Helme.

     Cynthia Z. Brighton has been Treasurer, Vice President-Financial Services and Director of the Company since November 1995. From 1986 to 1993, Ms. Brighton served as a director and corporate secretary of American Fructose Corporation and as the corporate secretary of AMPCo from 1992 to 1994. Ms. Brighton is the daughter of William Ziegler, III. Ms. Brighton is a member of the Pension Committee.

     Karl H. Ziegler has been Secretary of the Company since November 1995. Mr. Karl H. Ziegler is the son of William Ziegler, III.

     C. Keith Hartley has been a Director of the Company since November 1995. Since August 1995 he has been the Managing Partner-Corporate Finance at Forum Capital Markets L.P., an investment banking firm, and a co-manager of the Offering. From May 1991 to August 1995, Mr. Hartley was an independent financial consultant. From February 1990 to May 1991, Mr. Hartley served as Managing Director of Peers & Co., a merchant banking firm. Mr. Hartley also serves as a director of Comdisco, Inc., a lessor of high technology equipment, U.S. Diagnostics, Inc., an operator of diagnostic imaging centers, and Phoenix Shannon p.l.c., a manufacturer of dental instruments. Mr. Hartley is Chairman of the Audit Committee and a member of the Executive, Pension and Compensation Committees.

     Alfred F. La Banca has been a Director of the Company since November 1995. He is also Chairman of the Board of the Mailex Corporation in Stamford, Connecticut and of Action Letter, Inc. in New York City, which he founded in 1961. Both Mailex Corporation and Action Letter, Inc. specialize in the production of direct mail, data processing and outsource management for client firms. Mr. La Banca is Chairman of the Compensation Committee and a member of the Audit Committee.

     Donald E. McNicol has been a Director of the Company since November 1995. He is presently of counsel to the firm of Schnader Harrison Segal & Lewis. Mr. McNicol was a partner of Hall, McNicol, Hamilton & Clark from 1956 to 1992 and of counsel to the firm of Keck, Mahin & Cate from 1992 to 1996. Mr. McNicol served as a Director and General Counsel of AMPCo from 1964 to 1992. Mr. McNicol is Chairman of the Pension Committee and a member of the Executive, Compensation and Audit Committees.

     Charles H. Mullen has been a Director of the Company since February 1997. Mr. Mullen retired as Chairman and Chief Executive Officer of the American Tobacco Company, which was a subsidiary of American Brands, Inc. He was also Vice President-Tobacco and a member of the Board of Directors of American Brands, Inc. Mr. Mullen also serves as a director of Standard Commercial Corporation. Mr. Mullen is a member of the Audit and Compensation Committees.

     John R. Tweedy has been a Director of the Company since November 1995. Mr. Tweedy served in various management positions at AMPCo and its affiliates from 1972 until he retired as Senior Vice President of AMPCo in 1993. Mr. Tweedy is a member of the Audit and Compensation Committees.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                       ANNUAL REPORT
                                                                                      TO STOCKHOLDERS     FORM 10-K
                                                                                        PAGE NUMBER      PAGE NUMBER
                                                                                      ---------------    -----------
(A) 1.  CONSOLIDATED FINANCIAL STATEMENTS OF SWISHER INTERNATIONAL GROUP INC. AND
        SUBSIDIARIES
            Consolidated balance sheets                                                   24
            Consolidated statements of income                                             25
            Consolidated statements of stockholders' equity                               26
            Consolidated statements of cash flows                                         27
            Notes to consolidated financial statements                                  28-38
            Report of Independent Accountants                                             39
(A) 2.  FINANCIAL STATEMENT SCHEDULES
            Report of Independent Accountants                                                                S-1
            Financial statement schedule
                 II--Valuation and qualifying accounts                                                       S-2

(A) 3. EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------   ------------------------------------------------------------------------------------------------------
     3.1       --   Amended and Restated Certificate of Incorporation of the Registrant.
     3.2       --   Amended and Restated Bylaws of the Registrant.
 ****4.1       --   Specimen stock certificate.
    10.1       --   Registration Rights Agreement, dated December 17, 1996, among the Registrant and Hay Island.
    10.2       --   Management Services Agreement, dated as of January 1, 1997, among the Registrant and Hay Island.
  **10.3       --   Employment Agreement dated October 23, 1996 between the Registrant and Timothy Mann.
  **10.4       --   Employment Agreement dated October 23, 1996 between the Registrant and J. Thomas Ryan, III.
  **10.5       --   Employment Agreement dated October 23, 1996 between the Registrant and Nicholas J. Cevera, Jr.
  **10.6       --   Employment Agreement dated October 23, 1996 between the Registrant and Robert A. Britton.
 ***10.7       --   Second Amended and Restated Credit Agreement, dated as of October 18, 1996, among the
                    Registrant, Swisher International and the Bank of Boston, Connecticut, as administrative agent, and the group of financial institution parties thereto.
    10.7.1     --   First Amendment Agreement, dated as of December 16, 1996, among the Registrant, Swisher
                    International and the Bank of Boston, Connecticut, as Administrative Agent, and the group of financial institutions parties thereto.
  **10.8       --   Management Incentive Plan.
    10.9       --   1996 Stock Option Plan.
  **10.10      --   Supplemental Pension Program.
    10.11      --   Tax Sharing Agreement, dated December 17, 1996, among the Registrant and its subsidiaries and
                    Hay Island.
    13.1       --   The Registrant's Annual Report to Stockholders for the year ended December 31, 1996. Such Annual
                    Report, except for those portions which are expressly incorporated by reference, is furnished for the information of the Securities and Exchange Commission and is not to be deemed 'filed' or incorporated by reference as part of this Form 10-K.
  **16.1       --   Letter regarding change in certifying accountant.
   *21.1       --   List of Subsidiaries.
    27.1       --   Financial Data Schedule.

------------------
   * Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-14975).

  ** Incorporated by reference from Amendment No. 1 of the Registrant's
     Registration Statement on Form S-1 (Registration No. 333-14975).

 *** Incorporated by reference from Amendment No. 2 of the Registrant's
     Registration Statement on Form S-1 (Registration No. 333-14975).

**** Incorporated by reference from Amendment No. 3 of the Registrant's
     Registration Statement on Form S-1 (Registration No. 333-14975).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Darien, State of Connecticut, on the 31st day of March, 1997.

                                          SWISHER INTERNATIONAL GROUP INC.

                                          By:     /s/ WILLIAM T. ZIEGLER
                                               -----------------------------
                                               William T. Ziegler
                                               Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

         /s/ WILLIAM ZIEGLER, III           Chairman of the Board, Chief                       March 31, 1997
------------------------------------------  Executive Officer and Director
           William Ziegler, III             (principal executive officer)

          /s/ WILLIAM T. ZIEGLER            Chairman of the Executive                          March 31, 1997
------------------------------------------  Committee, Chief Operating
            William T. Ziegler              Officer and Director

          /s/ ROBERT A. BRITTON             Executive Vice President, Chief                    March 31, 1997
------------------------------------------  Financial Officer and Director
            Robert A. Britton               (principal financial and
                                            accounting officer)

             /s/ TIMOTHY MANN               President and Director                             March 31, 1997
------------------------------------------
               Timothy Mann

         /s/ J. THOMAS RYAN, III            Executive Vice President-Sales                     March 31, 1997
------------------------------------------  & Marketing and Director
           J. Thomas Ryan, III

       /s/ NICHOLAS J. CEVERA, JR.          Executive Vice President-                          March 31, 1997
------------------------------------------  Operations and Director
         Nicholas J. Cevera, Jr.

         /s/ CYNTHIA Z. BRIGHTON            Vice President-Financial                           March 31, 1997
------------------------------------------  Services, Treasurer, and Director
           Cynthia Z. Brighton

           /s/ C. KEITH HARTLEY             Director                                           March 31, 1997
------------------------------------------
             C. Keith Hartley

          /s/ ALFRED F. LA BANCA            Director                                           March 31, 1997
------------------------------------------
            Alfred F. La Banca

          /s/ DONALD E. McNICOL             Director                                           March 31, 1997
------------------------------------------
            Donald E. McNicol

          /s/ CHARLES H. MULLEN             Director                                           March 31, 1997
------------------------------------------
            Charles H. Mullen

            /s/ JOHN R. TWEEDY              Director                                           March 31, 1997
------------------------------------------
              John R. Tweedy

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Swisher International Group Inc.

     Our report on the consolidated financial statements of Swisher International Group Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1996 and the period from November 7, 1995 to December 31, 1995, and the consolidated statements of operations, stockholders' equity and cash flows of Swisher International, Inc. and subsidiaries for the period from January 1, 1995 to November 6, 1995 and the year ended December 31, 1994 has been incorporated by reference in this Form 10-K from Page 39 of the 1996 Annual Report to Stockholders of Swisher International Group Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the periods in the three-year period ended December 31, 1996, as listed in the Index under Item 14(a)2 of this Form 10-K.

     In our opinion, the financial statement schedule for each of the periods in the three-year period ended December 31, 1996 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        Coopers & Lybrand L.L.P.

New York, New York
February 5, 1997.

                                  SCHEDULE II
               SWISHER INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                              COL. C
                                                                     ------------------------
                                                        COL. B              ADDITIONS                            COL. E
                                                     ------------    ------------------------                  ----------
                      COL. A                          BALANCE AT     CHARGED TO    CHARGED TO      COL. D      BALANCE AT
--------------------------------------------------   BEGINNING OF     COST AND       OTHER       ----------      END OF
                   DESCRIPTION                          PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------------   ------------    ----------    ----------    ----------    ----------
Allowance for Doubtful Accounts:
  For the year ended December 31, 1994............      $2,384         $  231          --          $  (16)       $2,599
  For the period from January 1, 1995 to November
     6, 1995......................................       2,599           (290)         --              (5)        2,304
  For the period from November 7, 1995 to December
     31, 1995.....................................       2,304             81          --             (20)        2,365
  For the year ended December 31, 1996............       2,365            (49)         --            (533)        1,783