Form 10-Q
period 1997-03-31
SWISHER INTERNATIONAL GROUP INC
filed 1997-05-13
CIK 1025834

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________


                         Commission file number 1-12521


                        SWISHER INTERNATIONAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           13-3857632
 -------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           identification No.)


                      20 Thorndal Circle, Darien, CT 06820
                    ----------------------------------------
                    (Address of principal executive offices)


                                  203-656-8000
                               ------------------
                               (Telephone Number)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [ X ]     No [   ]

    The number of shares of Class A Common Stock (par value $.01) outstanding at April 30, 1997 was 6,000,000.

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Numbers
                                                                         -------

                          Part I. Financial Information

Item 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996...........................   3

          Condensed Consolidated Statements of Income
            Three Months Ended March 31, 1997 and 1996.....................   4

          Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1996.....................   5

          Notes to Condensed Consolidated Financial Statements.............  6-8

Item 2.   Management's Discussion and Analysis of the Results
            of Operations and Financial Condition.......................... 9-12


                           Part II. Other Information

Item 1.   Legal Proceedings................................................   13

Item 6.   Exhibits and Reports on Form 8-K.................................   13

Signatures.................................................................   14

                          PART I. FINANCIAL INFORMATION

                        SWISHER INTERNATIONAL GROUP INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                    March 31,       December 31,
                                                      1997              1996
                                                   ----------       ------------
                      ASSETS                               (unaudited)
Current assets:
  Cash and cash equivalents.....................   $  1,501           $  1,744
  Accounts receivable, less allowance for
    doubtful accounts of $1,940 and $1,783,
    respectively................................     29,589             22,365
  Inventories...................................     59,151             54,936
  Deferred income taxes.........................      1,728              1,512
  Prepaid income taxes..........................          -                323
  Other current assets..........................      3,105              2,247
                                                   --------           --------
          Total current assets..................     95,074             83,127
                                                   --------           --------
Property, plant and equipment:
  Land..........................................      1,319              1,319
  Buildings and improvements....................     10,054             10,054
  Machinery and equipment.......................     46,311             46,284
  Construction in progress......................      5,303              2,848
                                                   --------           --------
                                                     62,987             60,505
  Less, accumulated depreciation................      4,643              3,642
                                                   --------           --------
                                                     58,344             56,863
                                                   --------           --------
Goodwill, net of accumulated amortization
  of $2,102 and $1,808, respectively............     48,183             48,437
Prepaid pension cost............................      4,660              4,660
Other assets....................................      5,991              6,152
                                                   --------           --------
          Total assets..........................   $212,252           $199,239
                                                   ========           ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.............   $ 19,328           $ 17,102
  Accounts payable..............................      6,266              4,927
  Accrued expenses..............................      5,550              8,087
  Income taxes payable..........................      2,964                  -
                                                   --------           --------
          Total current liabilities.............     34,108             30,116

Long-term debt..................................    100,332            100,583
Deferred income taxes...........................      6,265              4,898
Accrued postretirement and postemployment
  benefits......................................     13,885             13,788
Other liabilities...............................      3,309              3,311
                                                   --------           --------
          Total liabilities.....................    157,899            152,696
                                                   --------           --------
Commitments and contingencies

Stockholders' equity:
  Common stock..................................        341                341
  Paid-in capital...............................     45,428             45,428
  Retained earnings.............................      8,539                774
  Translation adjustments.......................         45                  -
                                                   --------           --------
          Total stockholders' equity............     54,353             46,543
                                                   --------           --------
          Total liabilities and stockholders'
            equity..............................   $212,252           $199,239
                                                   ========           ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                   Condensed Consolidated Statements of Income
                 (Dollars in thousands except per share amounts)


                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1997            1996
                                                         ----            ----
                                                             (unaudited)

Net sales........................................      $63,799          $48,628
Cost of sales....................................       33,320           24,951
                                                       -------          -------
  Gross profit...................................       30,479           23,677
Selling, general and administrative expenses.....       15,532           13,982
                                                       -------          -------
  Operating profit...............................       14,947            9,695
Interest expense, net............................        2,130            2,314
Other (income) expense, net......................          (16)              64
                                                       -------          -------
Income before income taxes.......................       12,833            7,317
Provision for income taxes.......................        5,068            2,870
                                                       -------          -------
Net income.......................................      $ 7,765          $ 4,447
                                                       =======          =======
Earnings per share...............................      $   .23          $   .13
                                                       =======          =======
Weighted average shares outstanding..............       34,100           34,100
                                                       =======          =======


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                            1997            1996
                                                            ----            ----
                                                                (unaudited)

Cash flows from operating activities:
  Net income..........................................     $ 7,765      $ 4,447
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.....................       1,591        1,401
    Deferred income taxes.............................       1,151        1,007
    Changes in assets and liabilities:
      Accounts receivable.............................      (7,225)         799
      Inventories.....................................      (4,215)      (7,335)
      Other current assets............................        (858)        (433)
      Other assets....................................        (172)        (183)
      Accounts payable and accrued expenses...........      (1,103)        (565)
      Income taxes....................................       3,285       (1,032)
      Other, net......................................          45           (4)
                                                           -------      -------
        Net cash provided by (used in) operating
          activities..................................         264       (1,898)
                                                           -------      -------
Cash flows from investing activities:
  Additions to property, plant and equipment..........      (2,482)      (1,145)
                                                           -------      -------
        Net cash used in investing activities.........      (2,482)      (1,145)
                                                           -------      -------
Cash flows from financing activities:
  Long-term borrowings................................      26,900       16,300
  Payments of long-term debt..........................     (24,925)     (15,633)
  Dividend paid to Hay Island.........................           -         (212)
                                                           -------      -------
        Net cash provided by financing activities.....       1,975          455
                                                           -------      -------
Net decrease in cash and cash equivalents.............        (243)      (2,588)
Cash and cash equivalents, beginning of period........       1,744        3,250
                                                           -------      -------
Cash and cash equivalents, end of period..............     $ 1,501      $   662
                                                           =======      =======

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


1.    ACCOUNTING POLICIES

      The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Swisher International Group Inc.'s (the "Company's") 1996 Annual Report to Stockholders. The interim statements are unaudited but include all adjustments, which consist of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.    SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

      "Net cash provided by (used in) operating activities" includes the following cash payments for interest and income taxes:



                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                  1997             1996
                                                  ----             ----


      Interest, net of amount capitalized......  $2,214          $2,394
      Income taxes.............................     617           2,866

3.    EARNINGS PER SHARE

      Earnings per share for the three months ended March 31, 1997 has been computed based on the weighted average number of shares of common stock outstanding during such period. Earnings per share for the three months ended March 31, 1996 has been computed based on the number of shares of common stock outstanding subsequent to the completion of the Initial Public Offering.

4.    INVENTORIES

      Inventories consist of the following:

                                                March 31,           December 31,
                                                  1997                  1996
                                                ---------           ------------
      Finished goods.......................      $13,148              $12,489
      Work-in-process......................        2,839                2,809
      Raw materials........................       34,636               31,023
      Stores and supplies..................        8,528                8,615
                                                 -------              -------
                                                 $59,151              $54,936
                                                 =======              =======

5.    DIVIDENDS

      During the three month period ended March 31, 1996, a cash dividend of $212 was declared and paid to Hay Island Holding Corporation ("Hay Island").

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


6.    PRO FORMA RESULTS OF OPERATIONS

      The following summarizes the unaudited pro forma results of operations, for the three months ended March 31, 1996, as if a management services agreement between the Company and Hay Island, dated January 1, 1997, had been in effect on January 1, 1996. In addition, certain one-time special bonuses to management in connection with the Initial Public Offering have been excluded from the pro forma results of operations.

                Net sales.........................      $48,628
                Net income........................        5,615
                Earnings per share................          .16

7.   CONTINGENCIES

    The tobacco industry has experienced and is experiencing significant health-related litigation. Plaintiffs in such litigation typically seek compensation and, in some cases, punitive damages, for various injuries allegedly resulting from the use of tobacco products or the exposure to tobacco smoke, including health care costs. In 1996, a Florida jury rendered a damages verdict in favor of a cigarette smoker. More recently, however, a Florida jury rendered a verdict in favor of a cigarette manufacturer defending an action brought by a different plaintiff claiming similar damages. Neither of these cases involved the Company. Recent press reports that a chemical found in cigarette smoke causes genetic damage in lung cells identical to damage observed in many malignant lung tumors could affect pending and future tobacco litigation.

    The Company has been named in three actions brought by plaintiffs against a number of smokeless tobacco manufacturers and certain other organizations. One of these was dismissed as to the Company by plaintiff's counsel. The remaining actions seek damages and other relief in connection with injuries allegedly sustained as a result of the Company's products. The Company believes that it has a number of meritorious defenses to such pending litigation. All such cases are, and will continue to be, vigorously defended.

    Though claims have been made against manufacturers of smokeless tobacco products and against manufacturers of cigars, the Company is not aware of any adverse decision or judgment having been rendered against smokeless tobacco or cigar manufacturers. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in any future suits, nor can there be any assurance that such suits, if brought against the Company, or the Company's existing litigation, will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such insurance is commercially prohibitive. Additionally, a judgment against the Company with respect to a product and any related products, could preclude the further sale of such products, the result of which could have a material adverse effect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)

7.   CONTINGENCIES (continued)

      The Company is also subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. However, the cost of resolving such litigation and contingencies, if any, could have a significant effect on future results of operations and cash flows.

      On August 28, 1996, the FDA promulgated new regulations prohibiting the sale of smokeless tobacco products to persons under the age of 18 years, restricting certain marketing and manufacturing practices and placing limitations on access to such products. The portions of the regulation requiring age identification took effect in February, 1997. On April 25, 1997, a U.S. District Court in North Carolina invalidated the portions of the regulations that sought to restrict advertising and promotion and stayed the effectiveness of the access provisions due to become effective in August, 1997 pending further order of the court. The remaining provisions of the regulation are due to take effect in 1998. Any further provisions of these regulations that become effective could have a materially adverse affect on the Company's business.

      Cigars and smokeless tobacco products have long been subject to federal, state and local excise taxes. Such taxes are frequently subject to proposed increases, in some cases significantly, to fund various legislative initiatives. Enactment of new or significant increases in existing federal, state or local excise taxes would result in decreased unit sales of cigars and smokeless tobacco products, which could have a material adverse effect on the Company's business.

      The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of future actions regarding environmental matters, in the opinion of management, compliance with the present environmental protection laws, will not have a material adverse impact, if any, upon the Company's consolidated financial position, results of operations or cash flows.

8.  RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing primary EPS with the presentation of basic EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement. The Company estimates the calculations will not have a material impact on EPS.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Three Months Ended March 31, 1997 Compared to
  Three Months Ended March 31, 1996

    Net Sales. Net sales increased $15.2 million or 31.2% to $63.8 million for the three months ended March 31, 1997 from $48.6 million for the three months ended March 31, 1996. The increase in net sales was due to higher sales of cigars and smokeless tobacco products. Cigar sales increased principally due to unit volume growth and, to a lesser extent, price increases in all cigar categories. Cigar sales also increased as a result of a shift in sales mix to higher priced cigars. Smokeless tobacco sales increased as a result of volume growth and, to a lesser extent, price increases in all smokeless tobacco categories.

    Gross Profit. Gross profit increased $6.8 million or 28.7% to $30.5 million (47.8% of net sales) for the three months ended March 31, 1997 from $23.7 million (48.7% of net sales) for the three months ended March 31, 1996. The increase in gross profit for 1997 was due to the increase in net sales in all cigar and smokeless tobacco product categories. As a percentage of net sales, gross profit decreased due to a shift in sales mix, and an increase in labor training costs as a result of adding a third production shift and little cigar production at the Company's facility in Jacksonville, Florida.

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $1.6 million or 11.1% to $15.5 million (24.4% of net sales ) for the three months ended March 31, 1997 from $13.9 million (28.8% of net sales) for the three months ended March 31, 1996. The increase of $1.6 million is principally due to an increase in marketing expenses, offset in part by a reduction in administrative expenses, as a result of the management services agreement between the Company and Hay Island and the one-time special bonuses paid to management in 1996. The decrease, as a percentage of net sales, was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales as a consequence of management's effort to monitor and reduce expenses.

    Operating Profit. Operating profit increased $5.3 million or 54.2% to $14.9 million (23.4% of net sales) for the three months ended March 31, 1997 from $9.7 million (19.9% of net sales) for the three months ended March 31, 1996. The increase, as a percentage of net sales, was primarily due to a decrease in SG&A expenses as a percentage of net sales offset partially by lower gross profit margins.

    Interest Expense, Net. Interest expense, net decreased $.2 million or 8.0% to $2.1 million for the three months ended March 31, 1997 from $2.3 million for the three months ended March 31, 1996. For the three months ended March 31, 1997, the average debt balance was $118.7 million, with an average effective interest rate of 7.2%. For the three months ended March 31, 1996, the average debt balance was $128.5 million, with an average effective interest rate of 7.2%.

      Income Taxes. The effective income tax rate was 39.5% and 39.2% for the three month periods ended March 31, 1997 and 1996, respectively.

      Net Income. Net income increased $3.3 million or 74.6% to $7.8 million (12.2% of net sales), for the three months ended March 31, 1997 from $4.4 million (9.1% of net sales), for the three months ended March 31, 1996.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition

Liquidity and Capital Resources

    Net cash flows provided by (used in) operating activities were $.3 million and $(1.9) million for the three month periods ended March 31, 1997 and 1996, respectively. The increase of $2.2 million was primarily due to an increase in net income, offset partially by higher working capital requirements resulting from increased accounts receivable and inventory levels associated with higher sales volumes. Historically, the Company's capital requirements have approximated its depreciation expense. As the Company expands its manufacturing operations, depreciation expense will increase, but in the near term will be less than expenditures on capital projects. The Company will fund its projects using internal cash flow and, if needed, bank borrowings.

    Working capital requirements can be expected to grow as the Company's business grows. The Company's raw material inventory requirements for cigar production are relatively modest due to its long standing relationships with major tobacco suppliers who commit to supply tobacco inventory as needed by the Company. The Company's largest working capital requirements are driven by its smokeless tobacco operations. The tobacco for dry and moist snuff and loose leaf chewing tobacco requires aging of two to three years before being processed into finished products. The Company maintains sufficient smokeless tobacco raw material inventories to ensure proper aging and an adequate supply. Although the Company's business is not seasonal, purchases of smokeless tobacco raw material inventory typically occur from the middle of the fourth quarter through the end of the first quarter of each year. Therefore, inventories at year end and at the end of the first quarter are typically higher than during the rest of the year. The Company will fund its seasonal working capital requirements through operating cash flows, and, if needed, bank borrowings.

    Cash flows used in investing activities were $2.5 million and $1.1 million for the three month periods ended March 31, 1997 and 1996, respectively. Cash flows used in both periods related to investments in manufacturing equipment to expand the Company's manufacturing capacity in mass market large cigars and little cigars. For all of 1997, the Company currently expects that capital expenditures will be between $12 million and $17 million and will be used to expand its off-shore premium cigar production capacity (between $4.0 million and $5.0 million), expand its domestic production capacity in mass market large cigars and little cigars and continue its current maintenance capital program. Capital expenditures are estimated to be between $5 million and $8 million for each of 1998 and 1999 and are expected to be used to maintain existing equipment and facilities as well as increase production capacity. The capital expenditures referred to above are expected to be funded by cash flows from operations.

    Cash flows provided by financing activities were $2.0 million and $.5 million for the three month periods ended March 31, 1997 and 1996, respectively. The 1997 amount is due principally to changes in long-term borrowings. The 1996 amount is due principally to changes in long-term borrowings, offset partially by a dividend paid to Hay Island.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition

    As of March 31, 1997, borrowings under the A Term Loan were $83.75 million, borrowings under the B Term Loan were $28.75 million and borrowings under the Revolver were $7.0 million and the Company had $18.825 million of unused availability thereunder, after taking into account approximately $1.175 million utilized to support letters of credit.

    To convert floating rate debt into fixed rate debt, the Company has two interest rate swap agreements. As of March 31, 1997, the total notional amount covered by existing swap agreements was $55.0 million. The agreements are each for a period of three years expiring on November 16, 1998 and July 2, 1999. The notional amount decreases to $50.0 million on November 16, 1997 and $15.0 million on November 16, 1998. Under the terms of these agreements, the Company receives a variable interest rate equal to three-month LIBOR and pays a fixed rate of approximately 5.9%, as of March 31, 1997. If the Company terminated these agreements on March 31, 1997 or 1996, the effect, as of the end of each period, would be insignificant.

    The Company believes that net cash flow generated from future operations and the availability of borrowings under the Revolver will be sufficient to fund its working capital requirements, capital expenditures and debt service requirements for the foreseeable future.

Inflation

    The Company has historically been able to pass inflationary increases for raw materials and other costs onto its customers through price increases and anticipates that it will be able to do so in the future.

Seasonality

    Although the Company's business is generally non-seasonal, consumption of smokeless tobacco products increases slightly during the summer months. Additionally, purchases of smokeless tobacco raw materials typically occur from the middle of the fourth quarter to the end of the first quarter.

Regulation

    On August 28, 1996, the FDA promulgated new regulations prohibiting the sale of smokeless tobacco products to persons under the age of 18 years, restricting certain marketing and manufacturing practices and placing limitations on access to such products. The portions of the regulation requiring age identification took effect in February, 1997. On April 25, 1997, a U.S. District Court in North Carolina invalidated the portions of the regulations that sought to restrict advertising and promotion and stayed the effectiveness of the access provisions due to become effective in August, 1997 pending further order of the court. See Legal Proceedings. The remaining provisions of the regulation are due to take effect in 1998. Any further provisions of these regulations that become effective could have a materially adverse affect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition

Excise Taxes

    Cigars and smokeless tobacco products have long been subject to federal, state and local excise taxes. Such taxes are frequently subject to proposed increases, in some cases significantly, to fund various legislative initiatives. Enactment of new or significant increases in existing federal, state or local excise taxes would result in decreased unit sales of cigars and smokeless tobacco products, which could have a material adverse effect on the Company's business.

Tobacco Industry Litigation

    The tobacco industry has experienced and is experiencing significant health-related litigation. Plaintiffs in such litigation typically seek compensation and, in some cases, punitive damages, for various injuries allegedly resulting from the use of tobacco products or the exposure to tobacco smoke, including health care costs. In 1996, a Florida jury rendered a damages verdict in favor of a cigarette smoker. More recently, however, a Florida jury rendered a verdict in favor of a cigarette manufacturer defending an action brought by a different plaintiff claiming similar damages. Neither of these cases involved the Company. Recent press reports that a chemical found in cigarette smoke causes genetic damage in lung cells identical to damage observed in many malignant lung tumors could affect pending and future tobacco litigation.

    The Company is currently the subject of material health-related litigation. See Legal Proceedings. Though claims have been made against manufacturers of smokeless tobacco products and against manufacturers of cigars, the Company is not aware of any adverse decision or judgment having been rendered against smokeless tobacco or cigar manufacturers. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in any future suits, nor can there be any assurance that such suits, if brought against the Company, or the Company's existing litigation, will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such insurance is commercially prohibitive. Additionally, a judgment against the Company with respect to a product and any related products, could preclude the further sale of such products, the result of which could have a material adverse effect on the Company's business.

Other

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "believes", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                        SWISHER INTERNATIONAL GROUP INC.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

      The Company had been one of the defendants in Rix v. R.J. Reynolds et al., a suit commenced on May 31, 1996 by an individual in the Circuit Court, the Fourth Judicial Circuit for Duval County, Florida, alleging negligence, strict liability and civil conspiracy. On March 11, 1997, the suit was dismissed as to the Company by the plaintiff's attorney.

      The Company is a plaintiff, along with other smokeless tobacco manufacturers, in United States Tobacco, et al. v. Harshbarger, et al., a suit commenced on August 7, 1996 in the United States District Court for the District of Massachusetts. In 1996, the plaintiffs in the action filed a motion for summary judgment arguing that Massachusetts was preempted by the federal Comprehensive Smokeless Tobacco Health Education Act of 1986 ("CSTHEA") from enforcing a statute requiring manufacturers to disclose the identity and relative quantities of ingredients added to tobacco in the manufacturing process on a brand specific basis. The defendant in the action, the Massachusetts Commissioner of Public Health, filed a cross motion on the same subject. On February 10, 1997, the Court denied the plaintiffs' motion and granted the defendant's motion. In March, 1997, plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the First Circuit.

      The Company is also a plaintiff (along with other manufacturers of tobacco products, and certain organizations representing the advertising industry and representatives of the retailing community) in United States Tobacco, et al. v. United States Food and Drug Administration, et al., an action filed in the United States District Court for the Middle District of North Carolina on September 19, 1995, pursuant to which plaintiffs are challenging the FDA's ability to enforce regulations promulgated in 1996, with respect to the marketing of and public access to certain tobacco products. On October 15, 1996, plaintiffs filed a motion for summary judgment in the suit arguing that the FDA's enforcement of certain of the regulations pertaining to advertising and promotion of plaintiffs' products was preempted by CSTHEA and , further, that FDA lacked jurisdiction to regulate plaintiffs. On April 25, 1997, the Court issued an opinion granting plaintiffs' motion with respect to the advertising and promotion issue and denying the motion with respect to the FDA's jurisdiction. The Company and the other tobacco manufacturers which were plaintiffs in the action have filed an interlocutory appeal from the decision in the United States Court of Appeals for the Fourth Circuit.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit
          Number           Description
          ------           -----------

             27.1        --Financial Data Schedule.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Swisher International Group Inc.

Date:       May 13, 1997                   By /s/  William Ziegler, III
      -----------------------             -----------------------------
                                                   William Ziegler, III
                                                   Chairman of the Board
                                                   and Chief Executive Officer
                                                   (principal executive officer)


Date:       May 13, 1997                    By /s/  Robert A. Britton
      -----------------------              --------------------------
                                                    Robert A. Britton
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (principal financial and
                                                     accounting officer)