Form 10-Q
period 1997-06-30
SWISHER INTERNATIONAL GROUP INC
filed 1997-08-12
CIK 1025834

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________


                         Commission file number 1-12521

                                -----------------

                        SWISHER INTERNATIONAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         13-3857632
-------------------------------                          ------------------
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
      Yes   X      No
           ---        ---

     The number of shares of Class A Common Stock (par value $.01) outstanding at July 31, 1997 was 6,000,000.

================================================================================

                                TABLE OF CONTENTS



                                                                                     Page
                                                                                    Numbers
                                                                                    -------

                          Part I. Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996                                         3

         Condensed Consolidated Statements of Income
           Six Months and Three Months Ended June 30, 1997 and 1996                    4

         Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1997 and 1996                                     5

         Notes to Condensed Consolidated Financial Statements                         6-9

Item 2.  Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                                     10-15


                         Part II. Other Information

Item 1.  Legal Proceedings                                                            16

Item 6.  Exhibits and Reports on Form 8-K                                             16

Signatures                                                                            17

                          PART I. FINANCIAL INFORMATION

                        SWISHER INTERNATIONAL GROUP INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                             June 30,       December 31,
                                                                               1997             1996
                                                                            ---------      -------------
                              ASSETS                                               (unaudited)
Current assets:
  Cash and cash equivalents                                                 $  6,419          $  1,744
  Accounts receivable, less allowance for doubtful accounts of
    $2,033 and $1,783, respectively                                           34,301            22,365
  Inventories                                                                 57,618            54,936
  Deferred income taxes                                                        2,032             1,512
  Prepaid income taxes                                                            --               323
  Other current assets                                                         3,407             2,247
                                                                            --------          --------

          Total current assets                                               103,777            83,127
                                                                            --------          --------
Property, plant and equipment:
  Land                                                                         1,319             1,319
  Buildings and improvements                                                  10,054            10,054
  Machinery and equipment                                                     47,427            46,284
  Construction in progress                                                     7,796             2,848
                                                                            --------          --------
                                                                              66,596            60,505
  Less, accumulated depreciation                                               5,652             3,642
                                                                            --------          --------
                                                                              60,944            56,863
                                                                            --------          --------
Goodwill, net of accumulated amortization of $2,396 and
  $1,808, respectively                                                        47,871            48,437
Prepaid pension cost                                                           4,660             4,660
Other assets                                                                   6,125             6,152
                                                                            --------          --------
          Total assets                                                      $223,377          $199,239
                                                                            ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                         $ 18,557           $17,102
  Accounts payable                                                             6,982             4,927
  Accrued expenses                                                             7,463             8,087
  Income taxes payable                                                           895                --
                                                                            --------          --------
          Total current liabilities                                           33,897            30,116

Long-term debt                                                               100,083           100,583
Deferred income taxes                                                          7,012             4,898
Accrued postretirement and postemployment benefits                            14,192            13,788
Other liabilities                                                              3,308             3,311
                                                                            --------          --------
          Total liabilities                                                  158,492           152,696
                                                                            --------          --------

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                   341               341
  Paid-in capital                                                             45,428            45,428
  Retained earnings                                                           19,039               774
  Translation adjustments                                                         77                --
                                                                            --------          --------
          Total stockholders' equity                                          64,885            46,543
                                                                            --------          --------
          Total liabilities and stockholders' equity                        $223,377          $199,239
                                                                            ========          ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.



                        SWISHER INTERNATIONAL GROUP INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)


                                                      Six Months Ended                  Three Months Ended
                                                          June 30,                           June 30,
                                                  -------------------------           ------------------------
                                                    1997             1996              1997              1996
                                                  --------         --------           ------           -------
                                                         (unaudited)                        (unaudited)
Net sales                                         $134,468         $107,606           $70,669          $58,978
Cost of sales                                       68,244           53,851            34,924           28,900
                                                  --------         --------           -------          -------

  Gross profit                                      66,224           53,755            35,745           30,078

Selling, general and administrative
  expenses                                          31,807           28,661            16,275           14,679
                                                  --------         --------           -------          -------

  Operating profit                                  34,417           25,094            19,470           15,399

Interest expense, net                                4,250            4,635             2,120            2,321
Other (income) expense, net                            (12)             101                 4               37
                                                  --------         --------           -------          -------

Income before income taxes                          30,179           20,358            17,346           13,041
Provision for income taxes                          11,914            7,986             6,846            5,116
                                                  --------         --------           -------          -------

Net income                                        $ 18,265         $ 12,372           $10,500          $ 7,925
                                                  ========         ========           =======          =======

Earnings per share                                $    .54         $    .36           $   .31           $  .23
                                                  ========         ========           =======          =======

Weighted average shares outstanding                 34,100           34,100            34,100           34,100
                                                  ========         ========           =======          =======


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                            1997            1996
                                                                        ----------       ----------
                                                                                 (unaudited)
Cash flows from operating activities:
  Net income                                                            $   18,265       $   12,372
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                            3,207            2,923
    Deferred income taxes                                                    1,594            1,306
    Changes in assets and liabilities:
      Accounts receivable                                                  (11,937)          (4,673)
      Inventories                                                           (2,682)          (6,499)
      Other current assets                                                  (1,161)            (671)
      Other assets                                                            (601)            (873)
      Accounts payable and accrued expenses                                  1,430                5
      Income taxes                                                           1,217           (1,295)
      Long-term liabilities                                                    400            1,008
      Other, net                                                                79             (134)
                                                                         ---------       ----------
        Net cash provided by operating activities                            9,811            3,469
                                                                         ---------       ----------

Cash flows from investing activities:
  Additions to property, plant and equipment                                (6,091)          (3,804)
                                                                         ---------       ----------

        Net cash used in investing activities                               (6,091)          (3,804)
                                                                        ----------       ----------

Cash flows from financing activities:
  Change in short-term debt                                                     --          (20,000)
  Long-term borrowings                                                      44,600           96,404
  Payments of long-term debt                                               (43,645)         (66,050)
  Dividends paid to Hay Island                                                  --          (12,212)
                                                                         ---------       ----------

        Net cash provided by (used in) financing activities                    955           (1,858)
                                                                         ---------       ----------

Net increase (decrease) in cash and cash equivalents                         4,675           (2,193)
Cash and cash equivalents, beginning of period                               1,744            3,250
                                                                         ---------       ----------

Cash and cash equivalents, end of period                                 $   6,419       $    1,057
                                                                         =========       ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements.


                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


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

2.     SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

       "Net cash provided by operating activities" includes the following cash payments for interest and income taxes:

                                                            Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                          1997             1996
                                                         ------          -------
       Interest, net of amount capitalized               $3,143           $3,534
       Income taxes                                       9,062            7,480

3.     EARNINGS PER SHARE

       Earnings per share for the six months and three months ended June 30, 1997 have been computed based on the weighted average number of shares of common stock outstanding during such periods. Earnings per share for the six months and three months ended June 30, 1996 have been computed based on the number of shares of common stock outstanding subsequent to the completion of the Initial Public Offering in December 1996.

4.     INVENTORIES

       Inventories consist of the following:
                                                    June 30,        December 31,
                                                      1997              1996
                                                    -------          --------

       Finished goods                               $12,605           $12,489
       Work-in-process                                2,806             2,809
       Raw materials                                 34,384            31,023
       Stores and supplies                            7,823             8,615
                                                    -------           -------
                                                    $57,618           $54,936
                                                    =======           =======

5.     DIVIDENDS

       During the six months and three months ended June 30, 1996, cash dividends of $12,212 and $12,000 were declared and paid to Hay Island Holding Corporation ("Hay Island"), respectively.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

6.     PRO FORMA RESULTS OF OPERATIONS

       The following summarizes the unaudited pro forma results of operations, for the six months and three months ended June 30, 1996, as if a management services agreement between the Company and Hay Island, dated January 1, 1997, had been in effect on January 1, 1996. In addition, certain one-time special bonuses to management in connection with the Initial Public Offering have been excluded from the pro forma results of operations.

                                                 Six Months      Three Months
                                                    Ended           Ended
                                                  ---------       ----------
                                                          June 30, 1996
                                                  ---------------------------
       Net sales                                  $107,606           $58,978
       Net income                                   14,708             9,093
       Earnings per share                              .43               .27



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

       The Company is named in two actions brought by plaintiffs against a number of smokeless tobacco manufacturers and certain other organizations. These actions seek damages and other relief in connection with injuries allegedly sustained as a result of their use of the Company's products. The Company believes that it has a number of meritorious defenses to such pending litigation. Both cases are being, and will continue to be, vigorously defended.

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

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


7.     CONTINGENCIES (continued)


       In 1996, the federal Food and Drug Administration ("FDA") promulgated new regulations prohibiting the sale of smokeless tobacco products to persons under the age of 18 years, restricting certain marketing and manufacturing practices and placing limitations on access to such products. The portions of the regulations requiring age identification took effect in February 1997. On April 25, 1997, a U.S. District Court in North Carolina held that the FDA was authorized to regulate tobacco products, but invalidated the portions of the regulations that sought to restrict advertising and promotion and stayed the effectiveness of the access provisions due to become effective in August 1997 pending further order of the court. The District Court decision has been appealed to the United States Court of Appeals for the Fourth Circuit. See "Part
II. Other Information - Item 1. Legal Proceedings". The remaining provisions of the regulation are due to take effect in 1998. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

       Cigars and smokeless tobacco products have long been subject to federal, state and local excise taxes. Such taxes are frequently subject to proposed increases, in some cases significantly, to fund various legislative initiatives. The Balanced Budget Act adopted by Congress in July 1997, provides for increases in the federal excise taxes on all tobacco products in two stages beginning in 2000.

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

       In June 1997, the five largest U.S. tobacco companies announced an agreement with trial lawyers and the Attorneys General of the various states suing those tobacco companies for Medicare/ Medicaid reimbursement. The settlement proposed the adoption of new federal legislation which would, among other things, provide for the payment of substantial penalties by tobacco companies and subject tobacco companies to regulation by the FDA.

       The Company has not been advised as to the extent, if any, to which the participants in the settlement negotiations intended for the Company to be effected by the agreement or the resulting legislation. However, press reports indicate that the focus of the legislation will be directed at manufacturers of cigarettes and smokeless tobacco.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


7.     CONTINGENCIES (continued)

       The Company was not a participant in the negotiations leading to the agreement nor is it a party to any of the class actions or State lawsuits the agreement was designed to settle. Accordingly, the Company believes that it should not be required to make any payments under the legislation resulting from the settlement, and intends to defend itself vigorously against being subject to these obligations.

       The legislation proposed by the settlement has not been introduced, and even if it is introduced, there can be no assurance that it will be adopted. Therefore, the Company can not anticipate the impact, if any, of such legislation on the Company's business.


8.     RECENTLY ISSUED ACCOUNTING STANDARDS

       In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing primary EPS with the presentation of basic EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement. The Company estimates the calculations will not have a material impact on EPS.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. Management has not yet evaluated the effects of this change on the Company's financial statements.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for the Company's 1998 fiscal year. Management has not yet evaluated the effects of this change on the Company's financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Net Sales. Net sales increased $11.7 million or 19.8% to $70.7 million for the three months ended June 30, 1997 from $59.0 million for the three months ended June 30, 1996. The increase in net sales was due to higher sales of cigars and smokeless tobacco products. Cigar sales increased principally due to unit volume growth and, to a lesser extent, price increases in all cigar categories. Cigar sales also increased as a result of a shift in sales mix to higher priced cigars. Smokeless tobacco sales increased as a result of volume growth in the moist snuff category and, to a lesser extent, price increases in all smokeless tobacco categories.

     Gross Profit. Gross profit increased $5.7 million or 18.8% to $35.7 million (50.6% of net sales) for the three months ended June 30, 1997 from $30.1 million (51.0% of net sales) for the three months ended June 30, 1996. The increase in gross profit for 1997 was due to the increase in net sales in all cigar and smokeless tobacco product categories. As a percentage of net sales, gross profit decreased due to a shift in sales mix, and an increase in labor training costs as a result of adding a third production shift and little cigar production at the Company's facility in Jacksonville, Florida.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $1.6 million or 10.9% to $16.3 million (23.0% of net sales ) for the three months ended June 30, 1997 from $14.7 million (24.9% of net sales) for the three months ended June 30, 1996. The increase of $1.6 million is principally due to an increase in marketing expenses, offset in part by a reduction in administrative expenses, as a result of the management services agreement between the Company and Hay Island and the one-time special bonuses paid to management in 1996. The decrease, as a percentage of net sales, was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales as a consequence of management's effort to monitor and reduce expenses.

     Operating Profit. Operating profit increased $4.1 million or 26.4% to $19.5 million (27.6% of net sales) for the three months ended June 30, 1997 from $15.4 million (26.1% of net sales) for the three months ended June 30, 1996. The increase, as a percentage of net sales, was primarily due to a decrease in SG&A expenses as a percentage of net sales offset partially by lower gross profit margins.

     Interest Expense, Net. Interest expense, net decreased $.2 million or 8.7% to $2.1 million for the three months ended June 30, 1997 from $2.3 million for the three months ended June 30, 1996. For the three months ended June 30, 1997, the average debt balance was $119.2 million, with an average effective interest rate of 7.12%. For the three months ended June 30, 1996, the average debt balance was $133.7 million, with an average effective interest rate of 6.94%.

     Income Taxes. The effective income tax rate was 39.5% and 39.2% for the three month periods ended June 30, 1997 and 1996, respectively.

     Net Income. Net income increased $2.6 million or 32.5% to $10.5 million (14.9% of net sales), for the three months ended June 30, 1997 from $7.9 million (13.4% of net sales), for the three months ended June 30, 1996.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Net Sales. Net sales increased $26.9 million or 25.0% to $134.5 million for the six months ended June 30, 1997 from $107.6 million for the six months ended June 30, 1996. The increase in net sales was due to higher sales of cigars and smokeless tobacco products. Cigar sales increased principally due to unit volume growth and, to a lesser extent, price increases in all cigar categories. Cigar sales also increased as a result of a shift in sales mix to higher priced cigars. Smokeless tobacco sales increased as a result of volume growth and, to a lesser extent, price increases in all smokeless tobacco categories.

     Gross Profit. Gross profit increased $12.5 million or 23.2% to $66.2 million (49.2% of net sales) for the six months ended June 30, 1997 from $53.8 million (50.0% of net sales) for the six months ended June 30, 1996. The increase in gross profit for 1997 was due to the increase in net sales in all cigar and smokeless tobacco product categories. As a percentage of net sales, gross profit decreased due to a shift in sales mix, and an increase in labor training costs as a result of adding a third production shift and little cigar production at the Company's facility in Jacksonville, Florida.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $3.1 million or 11.0% to $31.8 million (23.7% of net sales ) for the six months ended June 30, 1997 from $28.7 million (26.6% of net sales) for the six months ended June 30, 1996. The increase of $3.1 million is principally due to an increase in marketing expenses, offset in part by a reduction in administrative expenses, as a result of the management services agreement between the Company and Hay Island and the one-time special bonuses paid to management in 1996. The decrease, as a percentage of net sales, was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales as a consequence of management's effort to monitor and reduce expenses.

     Operating Profit. Operating profit increased $9.3 million or 37.2% to $34.4 million (25.6% of net sales) for the six months ended June 30, 1997 from $25.1 million (23.3% of net sales) for the six months ended June 30, 1996. The increase, as a percentage of net sales, was primarily due to a decrease in SG&A expenses as a percentage of net sales offset partially by lower gross profit margins.

     Interest Expense, Net. Interest expense, net decreased $.4 million or 8.3% to $4.2 million for the six months ended June 30, 1997 from $4.6 million for the six months ended June 30, 1996. For the six months ended June 30, 1997, the average debt balance was $118.2 million, with an average effective interest rate of 7.19%. For the six months ended June 30, 1996, the average debt balance was $133.3 million, with an average effective interest rate of 6.95%.

     Income Taxes. The effective income tax rate was 39.5% and 39.2% for the six month periods ended June 30, 1997 and 1996, respectively.

     Net Income. Net income increased $5.9 million or 47.6% to $18.3 million (13.6% of net sales), for the six months ended June 30, 1997 from $12.4 million (11.5% of net sales), for the six months ended June 30, 1996.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition

Liquidity and Capital Resources

     Net cash flows provided by operating activities were $9.8 million and $3.5 million for the six month periods ended June 30, 1997 and 1996, respectively. The increase of $6.3 million was primarily due to an increase in net income, offset partially by higher working capital requirements resulting from increased accounts receivable and inventory levels associated with higher sales volumes. Historically, the Company's capital requirements have approximated its depreciation expense. As the Company expands its manufacturing operations, depreciation expense will increase, but in the near term will be less than expenditures on capital projects. The Company will fund its projects using internal cash flow and, if needed, bank borrowings.

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

     Cash flows used in investing activities were $6.1 million and $3.8 million for the six month periods ended June 30, 1997 and 1996, respectively. Cash flows used in both periods related to investments in manufacturing equipment to expand the Company's manufacturing capacity in mass market large cigars and little cigars. For all of 1997, the Company currently expects that capital expenditures will be between $12 million and $17 million and will be used to expand its off-shore premium cigar production capacity (between $4.0 million and $5.0 million), expand its domestic production capacity in mass market large cigars and little cigars, expand its smokeless tobacco production capacity and continue its current maintenance capital program. Capital expenditures are estimated to be between $5 million and $8 million for each of 1998 and 1999 and are expected to be used to maintain existing equipment and facilities as well as increase production capacity. The capital expenditures referred to above are expected to be funded by cash flows from operations.

     Cash flows provided by (used in) financing activities were $1.0 million and $(1.9) million for the six month periods ended June 30, 1997 and 1996, respectively. The 1997 amount is due principally to changes in long-term borrowings. The 1996 amount is due principally to changes in long-term borrowings and short-term debt, and dividends paid to Hay Island.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition

     As of June 30, 1997, borrowings under the A Term Loan were $80.0 million, borrowings under the B Term Loan were $28.5 million and borrowings under the Revolver were $10.0 million and the Company had $15.825 million of unused availability thereunder, after taking into account approximately $1.175 million utilized to support letters of credit.

     To convert floating rate debt into fixed rate debt, the Company has two interest rate swap agreements. As of June 30, 1997, the total notional amount covered by existing swap agreements was $55.0 million. The agreements are each for a period of three years expiring on November 16, 1998 and July 2, 1999. The notional amount decreases to $50.0 million on November 16, 1997 and $15.0 million on November 16, 1998. Under the terms of these agreements, the Company receives a variable interest rate equal to six-month LIBOR and pays a fixed rate of approximately 5.9%, as of June 30, 1997. If the Company had terminated these agreements on June 30, 1997 or 1996, the effect, as of the end of each period, would be insignificant.

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

Regulation

     In 1996, the FDA promulgated new regulations prohibiting the sale of smokeless tobacco products to persons under the age of 18 years, restricting certain marketing and manufacturing practices and placing limitations on access to such products. The portions of the regulation requiring age identification took effect in February 1997. On April 25, 1997, a U.S. District Court in North Carolina held that the FDA was authorized to regulate tobacco products, but invalidated the portions of the regulations that sought to restrict advertising and promotion and stayed the effectiveness of the access provisions due to become effective in August 1997 pending further order of the court. The District Court decision has been appealed to the United States Court of Appeals for the Fourth Circuit. See "Part II. Other Information - Item 1. Legal Proceedings". The remaining provisions of the regulations are due to take effect in 1998. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition

Excise Taxes

       Cigars and smokeless tobacco products have long been subject to federal, state and local excise taxes. Such taxes are frequently subject to proposed increases, in some cases significantly, to fund various legislative initiatives. The Balanced Budget Act adopted by Congress in July 1997, provides for increases in the federal excise taxes on all tobacco products in two stages beginning in 2000.

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

       The Company is named in two actions brought by plaintiffs against a number of smokeless tobacco manufacturers and certain other organizations. These actions seek damages and other relief in connection with injuries allegedly sustained as a result of their use of the Company's products. The Company believes that it has a number of meritorious defenses to such pending litigation. Both cases are being, and will continue to be, vigorously defended.

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

       In June 1997, the five largest U.S. tobacco companies announced an agreement with trial lawyers and the Attorneys General of the various states suing those tobacco companies for Medicare/ Medicaid reimbursement. The settlement proposed the adoption of new federal legislation which would, among other things, provide for the payment of substantial penalties by tobacco companies and subject tobacco companies to regulation by the FDA.

       The Company has not been advised as to the extent, if any, to which the participants in the settlement negotiations intended for the Company to be effected by the agreement or the resulting legislation. However, press reports indicate that the focus of the legislation will be directed at manufacturers of cigarettes and smokeless tobacco.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


       The Company was not a participant in the negotiations leading to the agreement nor is it a party to any of the class actions or State lawsuits the agreement was designed to settle. Accordingly, the Company believes that it should not be required to make any payments under the legislation resulting from the settlement, and intends to defend itself vigorously against being subject to these obligations.

       The legislation proposed by the settlement has not been introduced, and even if it is introduced, there can be no assurance that it will be adopted. Therefore, the Company can not anticipate the impact, if any, of such legislation on the Company's business.

Other

       This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "believes", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                        SWISHER INTERNATIONAL GROUP INC.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is a plaintiff, along with other smokeless tobacco manufacturers, in United States Tobacco, et al. v. Harshbarger, et al., a suit commenced on August 7, 1996 in the United States District Court for the District of Massachusetts. In 1996, the plaintiffs in the action filed a motion for summary judgment arguing that Massachusetts was preempted by the federal Comprehensive Smokeless Tobacco Health Education Act of 1986 ("CSTHEA") from enforcing a statute requiring manufacturers to disclose the identity and relative quantities of ingredients added to tobacco in the manufacturing process on a brand specific basis. The defendant in the action, the Massachusetts Commissioner of Public Health, filed a cross motion on the same subject. On February 10, 1997, the Court denied the plaintiffs' motion and granted the defendant's motion. In March 1997, plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the First Circuit.

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



Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit
           Number         Description
           -------        -----------

               27.1   --Financial Data Schedule.
               27.2   --Financial Data Schedule.


      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the six months ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Swisher International Group Inc.



Date: August 12, 1997                     By /s/  William Ziegler, III
      ---------------------------            -------------------------------
                                             William Ziegler, III
                                             Chairman of the Board
                                             and Chief Executive Officer
                                             (principal executive officer)


Date: August 12, 1997                     By /s/ Robert A. Britton
      ---------------------------            ----------------------------
                                             Robert A. Britton
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (principal financial and
                                             accounting officer)