Form 10-Q
period 1997-09-30
SWISHER INTERNATIONAL GROUP INC
filed 1997-11-14
CIK 1025834

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1997


          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


               For the transition period from ________ to ________



                         Commission file number 1-12521



                        SWISHER INTERNATIONAL GROUP INC.
             (Exact name of registrant as specified in its charter)


                Delaware                              13-3857632
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


      Yes [X]      No [ ]


     The number of shares of Class A Common Stock (par value $.01) outstanding at October 31, 1997 was 6,000,000.

                                TABLE OF CONTENTS


                                                                         Page
                                                                        Numbers
                                                                        -------


                          Part I. Financial Information


Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
             September 30, 1997 and December 31, 1996.....................   3


           Condensed Consolidated Statements of Income
             Nine and Three Months Ended September 30, 1997 and 1996......   4


           Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1997 and 1996................   5


           Notes to Condensed Consolidated Financial Statements...........  6-9


Item 2.    Management's Discussion and Analysis of the Results
             of Operations and Financial Condition........................ 10-15



                           Part II. Other Information


Item 1.    Legal Proceedings..............................................  16


Item 6.    Exhibits and Reports on Form 8-K...............................  17


Signatures ...............................................................  18

                          PART I. FINANCIAL INFORMATION

                        SWISHER INTERNATIONAL GROUP INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                              September 30,  December 31,
                                                                   1997         1996
                                                              -------------  ------------
                               ASSETS                                 (unaudited)
Current assets:
  Cash and cash equivalents                                      $  2,684       $  1,744
  Accounts receivable, less allowance for doubtful accounts of
    $2,163 and $1,783, respectively                                39,180         22,365
  Inventories                                                      54,189         54,936
  Deferred income taxes                                             2,030          1,512
  Prepaid income taxes                                               --              323
  Other current assets                                              4,039          2,247
                                                                 --------       --------

          Total current assets                                    102,122         83,127
                                                                 --------       --------
Property, plant and equipment:
  Land                                                              1,299          1,319
  Buildings and improvements                                       10,792         10,054
  Machinery and equipment                                          48,259         46,284
  Construction in progress                                          9,022          2,848
                                                                 --------       --------
                                                                   69,372         60,505
  Less, accumulated depreciation                                    6,603          3,642
                                                                 --------       --------
                                                                   62,769         56,863
                                                                 --------       --------
Goodwill, net of accumulated amortization of $2,709 and
  $1,808, respectively                                             47,558         48,437
Prepaid pension cost                                                4,660          4,660
Other assets                                                        6,292          6,152
                                                                 --------       --------

          Total assets                                           $223,401       $199,239
                                                                 ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                              $ 19,785       $ 17,102
  Accounts payable                                                  6,345          4,927
  Accrued expenses                                                  7,793          8,087
  Income taxes payable                                              2,676           --
                                                                 --------       --------

          Total current liabilities                                36,599         30,116

Long-term debt                                                     84,830        100,583
Deferred income taxes                                               8,114          4,898
Accrued postretirement and postemployment benefits                 14,604         13,788
Other liabilities                                                   3,495          3,311
                                                                 --------       --------

          Total liabilities                                       147,642        152,696
                                                                 --------       --------

Commitments and contingencies

Stockholders' equity:
  Common stock                                                        341            341
  Paid-in capital                                                  45,428         45,428
  Retained earnings                                                29,963            774
  Translation adjustments                                              27           --
                                                                 --------       --------

          Total stockholders' equity                               75,759         46,543
                                                                 --------       --------

          Total liabilities and stockholders' equity             $223,401       $199,239
                                                                 ========       ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)



                                                      Nine Months Ended                 Three Months Ended
                                                        September 30,                      September 30,
                                                ---------------------------          -------------------------
                                                   1997              1996              1997             1996
                                                ----------        ---------          --------         --------
                                                         (unaudited)                        (unaudited)
Net sales                                         $209,959         $168,818           $75,491          $61,212
Cost of sales                                      106,024           85,883            37,780           32,032
                                                  --------         --------           -------          -------


  Gross profit                                     103,935           82,935            37,711           29,180


Selling, general and administrative
  expenses                                          49,456           44,515            17,649           15,854
                                                  --------         --------           -------          -------


  Operating profit                                  54,479           38,420            20,062           13,326


Interest expense, net                                6,135            7,088             1,885            2,453
Other expense, net                                      97              126               109               25
                                                  --------         --------           -------          -------


Income before income taxes                          48,247           31,206            18,068           10,848
Provision for income taxes                          19,058           12,242             7,144            4,256
                                                  --------         --------           -------          -------


Net income                                        $ 29,189         $ 18,964           $10,924          $ 6,592
                                                  ========         ========           =======          =======


Earnings per share                                $    .86         $    .56           $   .32          $   .19
                                                  ========         ========           =======          =======


Weighted average shares outstanding                 34,100           34,100            34,100           34,100
                                                  ========        =========          ========          =======



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)



                                                               Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                               1997           1996
                                                             ---------    ---------
                                                                  (unaudited)
Cash flows from operating activities:
  Net income                                                 $  29,189    $  18,964
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                4,808        4,383
    Deferred income taxes                                        2,698        1,959
    Gain on disposal of property, plant and equipment              (29)        --
    Changes in assets and liabilities:
      Accounts receivable                                      (16,815)      (1,567)
      Inventories                                                  747       (3,546)
      Other current assets                                      (1,792)        (431)
      Other assets                                              (1,056)      (1,294)
      Accounts payable and accrued expenses                      1,124        1,635
      Income taxes                                               2,999       (1,573)
      Long-term liabilities                                      1,001        1,813
      Other, net                                                    25          (14)
                                                             ---------    ---------
        Net cash provided by operating activities               22,899       20,329
                                                             ---------    ---------


Cash flows from investing activities:
  Proceeds from disposal of property, plant and equipment         563         --
  Additions to property, plant and equipment                   (9,450)      (4,298)
                                                             ---------    ---------


        Net cash used in investing activities                   (8,887)      (4,298)
                                                             ---------    ---------


Cash flows from financing activities:
  Change in short-term debt                                       --        (20,000)
  Long-term borrowings                                          56,000      100,888
  Payments of long-term debt                                   (69,072)     (84,275)
  Dividends paid to Hay Island                                    --        (12,475)
                                                             ---------    ---------


        Net cash used in financing activities                  (13,072)     (15,862)
                                                             ---------    ---------


Net increase in cash and cash equivalents                          940          169
Cash and cash equivalents, beginning of period                   1,744        3,250
                                                             ---------    ---------


Cash and cash equivalents, end of period                     $   2,684    $   3,419
                                                             =========    =========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)



1.   ACCOUNTING POLICIES


     The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Swisher International Group Inc.'s (the "Company's") 1996 Annual Report to Stockholders. The interim statements are unaudited but include all normal recurring adjustments that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.   SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION


     "Net cash provided by operating activities" includes the following cash payments for interest and income taxes:


                                                      Nine Months Ended
                                                        September 30,
                                                   ------------------------
                                                   1997                1996
                                                   ----                ----



       Interest, net of amount capitalized        $ 6,664            $ 6,526
       Income taxes                                13,220             10,934


3.   EARNINGS PER SHARE


     Earnings per share for the nine months and three months ended September 30, 1997 have been computed based on the weighted average number of shares of common stock outstanding during such periods. Earnings per share for the nine months and three months ended September 30, 1996 have been computed based on the number of shares of common stock outstanding subsequent to the completion of the Initial Public Offering in December 1996.


4.   INVENTORIES


     Inventories consist of the following:


                                  September 30,       December 31,
                                      1997               1996
                                  ------------        ----------


     Finished goods                  $10,440             $12,489
     Work-in-process                   2,790               2,809
     Raw materials                    33,098              31,023
     Stores and supplies               7,861               8,615
                                    --------            --------
                                     $54,189             $54,936
                                    ========             =======


     All tobacco inventory is included in current assets in conformity with standard industry practice, notwithstanding the fact that significant quantities of inventory are carried for several years for purposes of the curing process.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


5.   DIVIDENDS


     During the nine months and three months ended September 30, 1996, cash dividends of $12,475 and $263 were declared and paid to Hay Island Holding Corporation ("Hay Island"), respectively.



6.   PRO FORMA RESULTS OF OPERATIONS


     The following summarizes the unaudited pro forma results of operations, for the nine months and three months ended September 30, 1996, as if a management services agreement between the Company and Hay Island, dated January 1, 1997, had been in effect on January 1, 1996. In addition, certain one-time special bonuses to management in connection with the Initial Public Offering have been excluded from the pro forma results of operations.


                                   Nine Months     Three Months
                                     Ended            Ended
                                  --------------  ------------
                                        September 30, 1996
                                  ----------------------------
       Net sales                   $168,818            $61,212
       Net income                    22,468              7,760
       Earnings per share               .66                .23



7.   CONTINGENCIES


     The tobacco industry has experienced and is experiencing significant health-related litigation. Plaintiffs in such litigation typically seek compensation and, in some cases, punitive damages, for various injuries allegedly resulting from the use of tobacco products or the exposure to tobacco smoke, including health care costs. The Company is not aware of any adverse decision or judgment against smokeless tobacco or cigar manufacturers.


       The Company is named in one action brought by plaintiffs against a number of smokeless tobacco manufacturers and certain other organizations. This action seeks damages and other relief in connection with injuries allegedly sustained as a result of plaintiff's use of the Company's products. The Company believes that it has a number of meritorious defenses to the action and will continue to defend against it vigorously.


     The Company is also subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in future suits, nor can there be any assurance that existing or future litigation will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such insurance is commercially prohibitive. Additionally, a judgment against the Company with respect to a product and any related products, could preclude the further sale of such products, the result of which could have a material adverse effect on the Company's business.

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


     In June 1997, the five largest U.S. tobacco companies announced an agreement with trial lawyers and the Attorneys General of the various states suing those tobacco companies for Medicare/Medicaid reimbursement. The settlement proposed the adoption of new federal legislation which would, among other things, provide for the payment of substantial penalties by tobacco companies and subject tobacco companies to regulation by the FDA.


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


     In November 1997, several pieces of legislation were introduced in the U.S. Senate in response to proposals set forth in the settlement. That legislation appears to cover all tobacco products. There can be no assurance that any of this new legislation will be adopted or, if adopted, whether it will survive in the form introduced. Therefore, the Company cannot anticipate the impact, if any, of such proposed legislation on it's business.


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


     In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. Management has not yet evaluated the effects of this change on the Company's financial statements.


     In September 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for the Company's 1998 fiscal year. Management has not yet evaluated the effects of this change on the Company's financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996


     Net Sales. Net sales increased $14.3 million or 23.3% to $75.5 million for the three months ended September 30, 1997 from $61.2 million for the three months ended September 30, 1996. The increase in net sales was due to higher sales of cigars and smokeless tobacco products. Cigar sales increased principally due to unit volume growth and, to a lesser extent, price increases in all cigar categories. Cigar sales also increased as a result of a shift in sales mix to higher priced cigars. Smokeless tobacco sales increased as a result of volume growth in the moist snuff and loose leaf chew categories and, to a lesser extent, price increases in all smokeless tobacco categories.


     Gross Profit. Gross profit increased $8.5 million or 29.2% to $37.7 million (50.0% of net sales) for the three months ended September 30, 1997 from $29.2 million (47.7% of net sales) for the three months ended September 30, 1996. The increase in gross profit for 1997 was due to the increase in net sales in all cigar and smokeless tobacco product categories. As a percentage of net sales, gross profit increased due to a shift in sales mix, offset partially by an increase in labor training costs as a result of adding a third production shift and little cigar production at the Company's facility in Jacksonville, Florida.


     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $1.8 million or 11.3% to $17.7 million (23.4% of net sales ) for the three months ended September 30, 1997 from $15.9 million (25.9% of net sales) for the three months ended September 30, 1996. The increase of $1.8 million is principally due to an increase in marketing expenses, offset in part by a reduction in administrative expenses, as a result of the management services agreement between the Company and Hay Island and the one-time special bonuses paid to management in 1996. The decrease, as a percentage of net sales, was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales as a consequence of management's effort to monitor and reduce expenses.


     Operating Profit. Operating profit increased $6.7 million or 50.5% to $20.1 million (26.6% of net sales) for the three months ended September 30, 1997 from $13.3 million (21.8% of net sales) for the three months ended September 30, 1996. The increase, as a percentage of net sales, was primarily due to higher gross profit margins and a decrease in SG&A expenses as a percentage of net sales.


     Interest Expense, Net. Interest expense, net decreased $.6 million or 23.2% to $1.9 million for the three months ended September 30, 1997 from $2.5 million for the three months ended September 30, 1996. For the three months ended September 30, 1997, the average debt balance was $111.6 million, with an average effective interest rate of 6.75%. For the three months ended September 30, 1996, the average debt balance was $131.7 million, with an average effective interest rate of 7.45%.


     Income Taxes. The effective income tax rate was 39.5% and 39.2% for the three month periods ended September 30, 1997 and 1996, respectively.


     Net Income. Net income increased $4.3 million or 65.7% to $10.9 million (14.5% of net sales), for the three months ended September 30, 1997 from $6.6 million (10.8% of net sales), for the three months ended September 30, 1996.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996


     Net Sales. Net sales increased $41.1 million or 24.4% to $210.0 million for the nine months ended September 30, 1997 from $168.8 million for the nine months ended September 30, 1996. The increase in net sales was due to higher sales of cigars and smokeless tobacco products. Cigar sales increased principally due to unit volume growth and, to a lesser extent, price increases in all cigar categories. Cigar sales also increased as a result of a shift in sales mix to higher priced cigars. Smokeless tobacco sales increased as a result of volume growth in all smokeless tobacco categories and, to a lesser extent, price increases in all smokeless tobacco categories.


     Gross Profit. Gross profit increased $21.0 million or 25.3% to $103.9 million (49.5% of net sales) for the nine months ended September 30, 1997 from $82.9 million (49.1% of net sales) for the nine months ended September 30, 1996. The increase in gross profit for 1997 was due to the increase in net sales in all cigar and smokeless tobacco product categories. As a percentage of net sales, gross profit increased due to a shift in sales mix, offset partially by an increase in labor training costs as a result of adding a third production shift and little cigar production at the Company's facility in Jacksonville, Florida.


     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $4.9 million or 11.1% to $49.5 million (23.6% of net sales) for the nine months ended September 30, 1997 from $44.5 million (26.4% of net sales) for the nine months ended September 30, 1996. The increase of $4.9 million is principally due to an increase in marketing expenses, offset in part by a reduction in administrative expenses, as a result of the management services agreement between the Company and Hay Island and the one-time special bonuses paid to management in 1996. The decrease, as a percentage of net sales, was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales as a consequence of management's effort to monitor and reduce expenses.


     Operating Profit. Operating profit increased $16.1 million or 41.8% to $54.5 million (25.9% of net sales) for the nine months ended September 30, 1997 from $38.4 million (22.8% of net sales) for the nine months ended September 30, 1996. The increase, as a percentage of net sales, was primarily due to higher gross profit margins, and a decrease in SG&A expenses as a percentage of net sales.


     Interest Expense, Net. Interest expense, net decreased $1.0 million or 13.4% to $6.1 million for the nine months ended September 30, 1997 from $7.1 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the average debt balance was $111.2 million, with an average effective interest rate of 7.36%. For the nine months ended September 30, 1996, the average debt balance was $126.5 million, with an average effective interest rate of 7.47%.


     Income Taxes. The effective income tax rate was 39.5% and 39.2% for the nine month periods ended September 30, 1997 and 1996, respectively.


     Net Income. Net income increased $10.2 million or 53.9% to $29.2 million (13.9% of net sales), for the nine months ended September 30, 1997 from $19.0 million (11.2% of net sales), for the nine months ended September 30, 1996.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Liquidity and Capital Resources


     Net cash flows provided by operating activities were $22.9 million and $20.3 million for the nine month periods ended September 30, 1997 and 1996, respectively. The increase of $2.6 million was primarily due to an increase in net income, offset partially by higher working capital requirements resulting from increased accounts receivable and inventory levels associated with higher sales volumes. Historically, the Company's capital requirements have approximated its depreciation expense. As the Company expands its manufacturing operations, depreciation expense will increase, but in the near term will be less than expenditures on capital projects. The Company will fund its projects using internal cash flow and, if needed, bank borrowings.


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


     Cash flows used in investing activities were $8.9 million and $4.3 million for the nine month periods ended September 30, 1997 and 1996, respectively. For all of 1997, the Company expects that capital expenditures will be approximately $16 million and will be used to expand its off-shore premium cigar production capacity, expand its domestic production capacity in mass market large cigars and little cigars, expand its smokeless tobacco production capacity and continue its current maintenance capital program. Cash flows used in 1996 related to investments in manufacturing equipment to expand the Company's manufacturing capacity in mass market large cigars and little cigars. Capital expenditures are estimated to be between $10 million and $15 million in 1998 and between $5 million and $8 million in 1999 and are expected to be used to maintain existing equipment and facilities as well as increase production capacity. The capital expenditures referred to above are expected to be funded by cash flows from operations.


     Cash flows used in financing activities were $13.1 million and $15.9 million for the nine month periods ended September 30, 1997 and 1996, respectively. The 1997 use is due principally to changes in long-term borrowings. The 1996 use is due principally to changes in long-term borrowings and short-term debt, and dividends paid to Hay Island.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


     As of September 30, 1997, borrowings under the A Term Loan were $76.250 million, borrowings under the B Term Loan were $28.250 million, and the Company had $25.825 million of unused availability thereunder, after taking into account approximately $1.175 million utilized to support letters of credit.


     To convert floating rate debt into fixed rate debt, the Company has two interest rate swap agreements. As of September 30, 1997, the total notional amount covered by existing swap agreements was $55.0 million. The agreements are each for a period of three years expiring on November 16, 1998 and July 2, 1999. The notional amount decreases to $50.0 million on November 16, 1997 and $15.0 million on November 16, 1998. Under the terms of these agreements, the Company receives a variable interest rate equal to nine-month LIBOR and pays a fixed rate of approximately 5.9%, as of September 30, 1997. If the Company had terminated these agreements on September 30, 1997 or 1996, the effect, as of the end of each period, would be insignificant.


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


     The Company is named in one action brought by a plaintiff against a number of smokeless tobacco manufacturers and certain other organizations. This action seeks damages and other relief in connection with injuries allegedly sustained as a result of plaintiff's use of the Company's products. The Company believes that it has a number of meritorious defenses to the action and will continue to defend against it vigorously.


     The Company is also subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in future suits, nor can there be any assurance that existing or future litigation will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such insurance is commercially prohibitive. Additionally, a judgment against the Company with respect to a product and any related products, could preclude the further sale of such products, the result of which could have a material adverse effect on the Company's business.


     In June 1997, the five largest U.S. tobacco companies announced an agreement with trial lawyers and the Attorneys General of the various states suing those tobacco companies for Medicare/Medicaid reimbursement. The settlement proposed the adoption of new federal legislation which would, among other things, provide for the payment of substantial penalties by tobacco companies and subject tobacco companies to regulation by the FDA.

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


     In November 1997, several pieces of legislation were introduced in the U.S. Senate in response to proposals set forth in the settlement. That legislation appears to cover all tobacco products. There can be no assurance that any of this new legislation will be adopted or, if adopted, whether it will survive in the form introduced. Therefore, the Company cannot anticipate the impact, if any, of such proposed legislation on it's business.


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

                        SWISHER INTERNATIONAL GROUP INC.


                           PART II. OTHER INFORMATION




Item 1.   Legal Proceedings


     The Company is a plaintiff, along with other smokeless tobacco manufacturers, in United States Tobacco, et al. v. Harshbarger, et al., a suit commenced on August 7, 1996 in the United States District Court for the District of Massachusetts. In 1996, the plaintiffs in the action filed a motion for summary judgment arguing that Massachusetts was preempted by the federal Comprehensive Smokeless Tobacco Health Education Act of 1986 ("CSTHEA") from enforcing a statute requiring manufacturers to disclose the identity and relative quantities of ingredients added to tobacco in the manufacturing process on a brand specific basis. The defendant in the action, the Massachusetts Commissioner of Public Health, filed a cross motion on the same subject. On February 10, 1997, the Court denied the plaintiffs' motion and granted the defendant's motion. The United States Court of Appeals for the Fourth Circuit upheld the District Court decision. In September, 1997, plaintiffs moved for a preliminary injunction on the grounds that enforcement of the statute would constitute an unconstitutional taking of plaintiffs' proprietary information.


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


     The Company, along with other tobacco manufacturers, wholesaler/retailers and other defendants, was a defendant in Lonkowski v. R.J. Reynolds, et al., a wrongful death action filed by decedent's surviving spouse and children which alleged fraud, misrepresentation, breach of warranty and negligence among other things, and which sought unspecified damages. The suit was filed in the 14th Judicial District in Lake Charles, Louisiana in 1996 and was later removed to the United States District Court for the Western District of Louisiana. On October 27, 1997, by order of the U.S. District Court, the suit was dismissed with prejudice.

                        SWISHER INTERNATIONAL GROUP INC.


                           PART II. OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K


      (a)  Exhibits


           Exhibit
           Number              Description
           ------              -----------


            27.1             --Financial Data Schedule.


            27.2             --Financial Data Schedule.


      (b)  Reports on Form 8-K


           There were no reports on Form 8-K filed during the nine months ended September 30, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Swisher International Group Inc.




Date:    November 14, 1997             By /s/ William Ziegler, III
      ---------------------------      ---------------------------
                                              William Ziegler, III
                                              Chairman of the Board
                                              and Chief Executive Officer
                                              (principal executive officer)



Date:    November 14, 1997             By /s/ Robert A. Britton
      ---------------------------      ------------------------
                                              Robert A. Britton
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (principal financial and
                                               accounting officer