Form 10-K
period 1997-12-31
SWISHER INTERNATIONAL GROUP INC
filed 1998-03-30
CIK 1025834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-12521

                        SWISHER INTERNATIONAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              DELAWARE                                        13-3857632
---------------------------------------------------------------------    --------------------
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                          Name of each exchange on
         Title of each class                  which registered
-------------------------------------  ------------------------------
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

     The aggregate market value of Class A Common Stock (par value $.01) held by non-affiliates at March 6, 1998 was $88,105,393.75.

     The number of shares of Class A Common Stock (par value $.01) outstanding as of March 9, 1998 was 5,850,000.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Parts II and IV   Annual Report to Stockholders for the year ended December 31,
                  1997.
Part III          Proxy Statement mailed in connection with the 1998 Annual
                  Meeting of Stockholders.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     Swisher International Group Inc. and its subsidiaries (collectively, 'Swisher' or the 'Company') manufactures and sells cigars and smokeless tobacco products. Founded in 1861, Swisher is the largest manufacturer and marketer of cigars in the world, as measured by units sold.

     Through November 6, 1995, Swisher International, Inc. (the 'Predecessor') was a wholly owned subsidiary of American Maize-Products Company ('AMPCo'). On November 6, 1995, in connection with the acquisition of AMPCo and its subsidiaries by Eridania Beghin-Say, S.A., the common stock of the Predecessor was simultaneously sold to the Company, which was a wholly owned subsidiary of Hay Island Holding Corporation ('Hay Island'). On December 18, 1996, the Company completed an initial public offering ('Offering') of 6,000,000 shares of its Class A Common Stock, par value of $0.01 per share ('Class A Common Stock').

PRODUCTS

  Cigars

     Cigar products can be divided into three principal categories: mass market large cigars, premium cigars and little cigars. All cigars, except little cigars which do not have a binder, generally consist of filler tobacco that is wrapped first with a binder and then with a wrapper.

          Mass Market Large Cigars. Mass market large cigars are generally machine-made and have a retail price of one dollar or less per cigar. Mass market large cigars are made with filler threshed into short uniform pieces and manufactured binder tobacco. The more expensive of these cigars are then wrapped in natural leaf wrapper tobacco while the less expensive use wrapper made from reconstituted tobacco. In 1997, the market for mass market large cigars in the United States consisted of an estimated 3.2 billion units, or 62% of the total cigar market. In 1997, the Company had the leading unit market share of the domestic mass market for large cigars at an estimated 26%. The Company's mass market large cigar brands include Swisher Sweets, King Edward, Optimo, Sante Fe, Keep Moving, El Trelles, Blackstone and Corral Wodiska's Cazadores.

          Premium Cigars. Premium cigars are generally hand-made and have a retail price above one dollar per cigar. Premium cigars, generally, are made with natural leaf tobacco wrapper, binder and long filler. Higher grades of tobacco are generally used in premium cigars with tobacco blends varying from brand to brand depending on the desired characteristics. Premium cigars are made by wrapping natural leaf binder tobacco around the long filler tobacco to create a bunch which is placed into a mold to create the shape of the cigar. Natural leaf wrapper tobacco is then hand-rolled around the bunch creating a hand-made premium cigar. In 1997, the market for premium cigars in the United States represented an estimated 375 million units, or 7% of the total cigar market. The Company's unit share of the premium cigar market in 1997 was an estimated 6%. The Company's premium brands include Bering, Siglo 21, Santiago Silk, Sabroso, Don Julio, Flor de Jalapa, La Diligencia and La Primadora. The Company's premium brands are manufactured in the Dominican Republic, Honduras and Nicaragua. The Company also has exclusive rights to the United States distribution of several premium brands including Pleiades, Casa Buena and Carlin premium brands which are manufactured in the Dominican Republic, Canary Islands and Nicaragua, respectively.

          Little Cigars. Little cigars are mass market cigars that weigh less than three pounds per thousand. Most little cigars consist of cut filler tobacco, a wrapper made from reconstituted tobacco and a filter. Little cigars are machine-made and do not use a binder. Generally, little cigars are the lowest priced products of the mass market category of cigars. In 1997, the market for little cigars in the United States represented an estimated 1.6 billion units, or 31% of the total cigar market. In 1997, the Company had the leading unit market share of mass market little cigars at an estimated 46%. The Company's little cigar brands include, Swisher Sweets, the industry's largest selling little cigar, King Edward, and the new Blackstone little cigar brand.

     The overall cigar market has experienced rapid growth in unit volume and dollar sales since 1993, reversing the steady decline in the market from 1973 to 1993. Led by growth in mass market large and premium cigars, the overall United States cigar market has increased at an estimated compound annual rate of 10.7% in unit terms, and has increased at nearly three times that rate in retail dollar sales, from 1993 to 1997. Unit sales of mass market large and premium cigars have increased at estimated compound annual rates of 11.8% and 35.9%, respectively, from 1993 to 1997, while retail dollar sales of both categories have increased more rapidly due to price increases. Little cigar unit volume grew from 1985 to 1993 at a compound annual rate of 0.6%. From 1993 to 1997, little cigar unit volume increased at an estimated compound annual rate of 5.7%.

  Smokeless Tobacco Products

     Smokeless tobacco products are made from tobacco that has been cured, aged, fermented and then dried and flavored. The smokeless tobacco market can be divided into two distinct categories: snuff and chewing tobacco. There are two types of snuff, moist snuff and dry snuff. Chewing tobacco is available in three varieties: loose leaf, plug and twist. Loose leaf is the predominant product in the chewing tobacco category, with plug and twist representing less than 10% of the chewing tobacco volume in 1997.

          Moist Snuff. Moist snuff is made from Kentucky or Tennessee dark-fired tobacco that has been aged for at least three years and then cut, flavored and fermented for approximately eight weeks. Following fermentation, a second flavoring process is completed before the product is packaged in plastic or paper cans. Moist snuff, with estimated industry retail sales in 1977 of $2.0 billion (57.7 million pounds), is the largest category of smokeless tobacco in terms of retail sales. The Company's moist snuff brands include Silver Creek, Redwood, Cooper and Gold River. In addition, the Company manufactures and markets private label products, such as Bowie and Starr. The Company's branded moist snuff comes in various flavors, such as natural, wintergreen, cherry and spearmint, and in both fine and long cut varieties.

          Loose Leaf Chewing Tobacco. Loose leaf chewing tobacco is made from air cured tobacco grown primarily in Wisconsin and Pennsylvania that has been aged for at least two years and then threshed to remove stems and blended. The blended tobacco is flavored and packaged in foil pouches. Retail sales of all chewing tobacco in 1997, of which over 90% is loose leaf, were an estimated $477 million (50.3 million pounds). The Company's products include, Mail Pouch (a brand in existence for over 100 years), Lancaster Limited-Reserve Chewing-Tobacco, Chattanooga Chew and Earl Caulfield's. The Company also produces private label loose leaf tobacco products for certain marketing groups and wholesalers.

          Dry Snuff. Dry snuff is made from Kentucky, Tennessee and Virginia dark-fired tobacco that has been aged for at least three years and then fermented for approximately thirty days. After fermentation is completed, the tobacco is dried and cut into a fine tobacco flour that is flavored prior to packaging. Aggregate retail sales of all dry snuff in 1997 were an estimated $76 million (4.4 million pounds). The Company sells dry snuff under numerous brands including Tops, Navy, Railroad Mills, Superior, Buttercup, Square, Society and Honey Bee.

     Although total unit consumption of smokeless tobacco products has remained relatively stable since the late 1980s, retail dollar sales have increased at an estimated compound annual rate of 7.9% from $1.0 billion in 1985 to an estimated $2.6 billion in 1997, primarily due to the growth of the moist snuff category. Consumption of moist snuff, which represents over one-half of the pounds sold in the smokeless tobacco market and an estimated 78% of the retail sales, has increased in terms of retail dollar sales at an estimated compound annual rate of 10.9% from 1985 to 1997. Loose leaf chewing tobacco sales, in terms of pounds, declined from 1985 to 1997 at an estimated compound annual rate of 2.9%. However, industry retail dollar sales of all chewing tobacco (of which over 90% is loose leaf) increased from $381.8 million to an estimated $477.0 million over the same period as a result of the industry's ability to increase product prices. Although the mature dry snuff market has been declining in terms of pounds sold from 1985 to 1997 at an estimated 6.2% compound annual rate, dry snuff has continued to provide a significant source of cash flow as a result of the industry's ability to offset such declines with price increases.

SALES AND MARKETING

     The Company uses targeted, regionally focused market segmentation strategies in combination with significant market research, computerized information systems and a large sales force to achieve its sales and marketing objectives. The Company sells its cigar and smokeless tobacco products through a national sales force covering all 50 states in the United States and is believed by the Company to be the largest in the cigar industry. The Company employs approximately 250 full time sales and marketing professionals. The Company's sales force is divided into a mass market cigar and smokeless tobacco sales force and a separate premium cigar sales force. The mass market sales force is organized by territory and calls on direct buying accounts, such as tobacco distributors, wholesale grocers and retail chains, as well as retailers who purchase from such direct buying accounts. Direct retail account contact enables the Company to introduce new products, and improve shelf coverage and placement of point-of-sale materials for the Company's products. In addition, the Company believes its effectiveness in developing relationships with retailers is a competitive strength that is important to its continued growth. The Company's mass market cigar and smokeless tobacco sales force also has a group which calls on national and key accounts. To penetrate the premium cigar category effectively, the Company has a separate premium cigar sales force to focus primarily on outlets which sell premium cigars such as smoke shops, restaurants, cigar bars, golf club pro shops and tobacco retailers.

     Most of the Company's sales are to tobacco distributors, including McLane Company Inc. which accounted for approximately 12%, 14% and 12% of the Company's net sales in 1997, 1996, and 1995, respectively, and grocery wholesalers, with the remainder principally made up of food and drug chains, such as Food Lion, Winn Dixie, Rite Aid, CVS and Walgreens. The Company's products are ultimately sold through grocery and drug stores, mass merchandisers, convenience stores, smokeshops, bars and restaurants and other stores.

     The Company's systems and research have enabled it to develop and implement a highly targeted and regionalized marketing strategy. The Company's sales managers use laptop computers to provide on-line access to customer account and product information while in the field. Through its national account organization, the Company has become the category manager for the 'other tobacco products' category with several of its national and regional retail chain accounts, allowing the Company to better market its products.

     The Company is the leading exporter of American made cigars. The Company has also licensed brands, such as King Edward, to manufacturers in The Netherlands, England, Germany and the Canary Islands (for distribution to Spain) for which it receives royalties. Export sales are generated through an international network of distributors and through Swisher International, Limited, a wholly owned duty-free sales company in the United Kingdom. The Company estimates that its products are available in over 70 countries worldwide. During 1997, approximately 3.5% of the Company's revenues were derived from export sales and royalties.

     The Company's advertising strategy focuses largely on selected print advertising and point-of-sale promotions. The Company's promotional programs are primarily geared to provide price incentives such as discounts, coupons and rebate offers to its customers and to offer display fixtures to the retail stores it services.

TRADEMARKS AND TRADE SECRETS

     Trademarks and brand name recognition are important to the Company's business. The Company owns most of the trademarks under which its products are sold. The Company has registered its trademarks (or has made application for registration) in the United States and many other countries and will continue to do so as new trademarks are developed or acquired. The Company owns or has applications pending for numerous trademarks, including the following: Mass Market Cigar Trademarks: Swisher Sweets, King Edward, Optimo, Santa Fe, El Trelles, Keep Moving, Corral Wodiska's Cazadores, Outlaws and Blackstone; Premium Cigar Trademarks: Bering, Siglo 21, La Primadora, Sabroso, Flor de Jalapa, Santiago Silk, MacBeth and La Diligencia; Moist Snuff Trademarks: Silver Creek, Gold River, Redwood, Cooper and Bowie; Loose Leaf Chewing Tobacco
Trademarks: Mail Pouch, Chattanooga Chew, Lancaster Limited-Reserve Chewing-Tobacco and Earl Caulfield's; Dry Snuff Trademarks: Navy, Tops, Railroad Mills, Superior, Buttercup, Square, Society and Honey Bee.

     The Company also relies upon unregistered trade secrets for the protection of certain intellectual property rights. There can be no assurance that the Company will be able to prevent unauthorized use or disclosure of such information. In addition, no assurance can be given that others will not independently develop substantially equivalent proprietary information, or otherwise gain access to the Company's trade secrets, or that the Company can meaningfully protect its rights to unregistered trade secrets.

MANUFACTURING

     The Company's manufacturing strategy is to strive to be the low cost producer in the industry through continued operational improvements, to produce high quality products and to maintain flexible manufacturing capabilities which enable the Company to respond to changing market demands, develop new products and extend the product line of existing brands.

     The Company manufactures mass market large and little cigars at its Jacksonville, Florida facility and smokeless tobacco products at its Wheeling, West Virginia facility. The Company also packages its cigar products and manufactures most of its cigar boxes and its reconstituted tobacco wrapper and substantially all of its reconstituted binder tobacco in the Jacksonville facility.

     The Company believes that its Jacksonville facility, which manufactures over five million cigars daily, is the most automated cigar manufacturing facility in the United States. As a result of the Company's emphasis on increased automation, fewer machines are required to perform the same manufacturing processes than were required in prior years and, at the same time, throughput has increased. Additionally, because the Company manufactures large quantities of certain cigar sizes, it is able to use high volume, efficient equipment to manufacture these cigars in large production runs, thereby achieving economies of scale.

     The Company seeks to continue to reduce production costs and secure additional production capacity by increasing its in-house production capabilities. Historically, the Company purchased its little cigars from outside manufacturers; now it manufactures those products itself at the Jacksonville facility and has even brought on additional equipment to increase in-house production. The Company believes that these changes, which were completed in 1997, will reduce its cost of producing little cigars. The Company also continues to pursue manufacturing efficiencies with an active 'total resource management' program including a program in which cross-departmental teams of employees are organized to trouble shoot manufacturing problems and with a 'Big Idea' program that awards incentive bonuses to employees for introducing and implementing cost-saving ideas.

     During 1997, the Company acquired interests in two joint ventures in the Dominican Republic, each of which will supply the Company with a portion of its premium cigars. The Company also constructed a new facility in Honduras which will produce its Bering and La Primadora cigars and other Company brands. Certain of the Company's premium cigar brands are manufactured under contract with third party manufacturers according to the Company's specifications and under the Company's supervision. One of these manufactures the Company's cigars in the new Honduras facility; the other manufactures cigars in Nicaragua. The Company has strong, long-standing relationships with both manufacturers. In keeping with past practice, the Company and each of such manufacturers enter into an understanding based on a written budget and price list prior to the beginning of each year with respect to the quantity, price and delivery terms. Although such understandings are not in writing except for the budgets and price lists, such manufacturers have historically performed in substantial accordance with their terms.

     At December 31, 1997, the Company had backorders for cigars of less than $3,000,000, all of which it expects to fill in 1998. At December 31, 1996, the Company's cigar backorders amounted to approximately $10,000,000. At December 31, 1997 and 1996, backorders for the Company's smokeless tobacco products were not material. The Company believes that its manufacturing capacity is adequate for its current production needs for mass market large and little cigars and for smokeless tobacco products. The Company believes that its new facility in Honduras, its two joint ventures in the Dominican Republic, and its long standing relationships with third party manufacturers is adequate for its current production needs of premium cigars.

     Tobacco is the Company's primary raw material. The Company buys tobacco for its mass market cigars from leaf dealers that obtain the tobacco from a large number of suppliers located in the United States, Latin America, Europe and parts of Asia. The Company buys the tobacco for its smokeless tobacco products from leaf dealers and farmers in the United States. The Company does not believe that it is dependent on any single source for tobacco for any of such products. The Company's third party manufacturers and its joint venture manufacturers provide most of the tobacco necessary to produce the Company's premium cigars which they make. Generally, these third party and joint venture manufacturers grow a large portion of their tobacco requirements and acquire (either directly or through the Company) the balance from leaf dealers and other growers throughout the world.

     Although to date, incidences of political instability in the Caribbean basin have not had a material adverse effect on the Company's business, there can be no assurance that future instability in the region, if any, will not have a material adverse effect on the Company's business.

COMPETITION

     Founded in 1861, the Company is the world's largest manufacturer and marketer of cigars, as measured by units sold. The other three significant competitors in the cigar market are Consolidated Cigar, Inc., General Cigar Company Inc. and Havatampa, Inc. In addition, Tobacco Exporters International
(USA) Ltd. (a subsidiary of Rothmans International) is a significant competitor in the little cigar market. The Company's major competitors in the smokeless tobacco products market are United States Tobacco Company, Swedish Match North America Inc., Conwood Company, L.P., Brown & Williamson Tobacco Corporation, and National Tobacco Company. Certain competitors of the Company are better capitalized than the Company and may have greater financial and other resources than those available to the Company. The Company attributes its strong position in the cigar category to its well-known brand names, broad range of product offerings, commitment to and reputation for manufacturing quality cigars, marketing expertise and customer service and efficient manufacturing operations. The Company attributes its improving position in smokeless tobacco to its strong sales and marketing organization, its well known brand names, a broad range of product offerings and efficient manufacturing operations.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 1,340 full-time employees. The Company believes its relations with its union and non-union employees are and will continue to be good. The Retail, Wholesale & Department Store Union and the International Association of Machinists and Aerospace Workers Union represent the hourly employees at the Jacksonville facility. Both labor agreements at this location were renewed for three years during 1997. There has not been a work stoppage in Jacksonville in over 20 years. The Bakery, Confectionery and Tobacco Workers' International Union and the International Association of Machinists and Aerospace Workers Union represent the hourly employees at the Wheeling facility. Both labor agreements at this location were renewed for three years during 1996. To the Company's knowledge, there has never been a work stoppage at this facility.

REGULATION

     The tobacco industry has been under public scrutiny for over thirty years. Industry critics include special interest groups, the Surgeon General and many legislators at the state and federal levels. Much of the focus has been directed at the cigarette industry because it is substantially larger than the cigar and smokeless tobacco businesses. Nevertheless, cigar and smokeless tobacco companies have also been affected by this scrutiny.

     Cigar and smokeless tobacco manufacturers, like other producers of tobacco products, are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards smoking, a constant expansion of tobacco regulations since the early 1970s has been a major cause of the overall decline in consumption of tobacco products. Moreover, regulations directed at the tobacco industry continue to increase.

     In order to receive full funding for federal substance abuse block grants, federal law now requires states to establish and enforce 18 as the minimum age of purchase for tobacco products. In recent years, draft legislation relating to tobacco issues has been introduced in the Congress of the United States, including bills seeking to (i) prohibit the advertising and promotion of tobacco products; (ii) enhance labeling requirements; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products and advertisements from the Federal Trade Commission ('FTC') to the United States Food and Drug Administration ('FDA'); and (v) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related illnesses.

     To date, none of these bills has become law. However, in the wake of the Proposed Settlement (see 'ITEM 3. LEGAL PROCEEDINGS') announced in 1997 by the five largest tobacco companies, there have been several new bills introduced in Congress that go even further. Under one or more of these bills, (a) the FDA would be given full authority over manufacturers of cigarettes and smokeless tobacco products (and in some cases over manufacturers of cigars), requiring those companies to follow burdensome and restrictive new manufacturing practices, to accept more complex and more prominent labeling and reporting requirements, and to develop heretofore unavailable testing procedures; and (b) the way in which tobacco products are marketed would be dramatically altered not only by drastic new limitations on advertising and promotion but also by a denial of access to tobacco products for inspection by adult shoppers and by new structural requirements for the stores of small retailers that will effectively discourage them from carrying a full line of tobacco products. Following the lead of the Proposed Settlement, some of these proposed laws seek to increase the price of all tobacco products by imposing a combination of penalties, taxes and fees upon manufacturers and forcing them to pass the burden of them along to consumers. Although none of this legislation has been adopted, the combination of higher sales prices, severely limited marketing ability and restricted access, if enacted into legislation, could have a materially adverse effect on the Company's business, particularly in combination with the impact of potentially burdensome new regulation by the FDA.

     In 1996, before announcement of the Proposed Settlement, the FDA for the first time asserted jurisdiction over nicotine in tobacco as a 'drug' and issued regulations purporting to regulate cigarettes and smokeless tobacco products as 'medical devices.' These regulations prohibited the sale of smokeless tobacco products to minors and severely restricted advertising, marketing and promotion of smokeless tobacco products. The regulations also required the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. The regulations went so far as to prohibit self-service displays except in facilities where it was assured that no one under 18 years of age would be permitted to enter, and to limit advertising, for the most part, to a black-and-white, text-only format. In April 1997, ruling in a case filed by the Company and other smokeless tobacco manufacturers to challenge the FDA's authority, a federal court held that the FDA as a matter of law was not precluded from regulating smokeless tobacco products as 'medical devices' or from implementing certain labeling and access restrictions. At the same time, however, the court took the position that the FDA had no authority to restrict advertising or promotion of smokeless tobacco products and stayed the effectiveness of any of the restrictions related to labeling, access, advertising and promotion due to take effect in 1997 and 1998 pending further order of the court. The court's decision is now on appeal before the U.S. Court of Appeals for the Fourth Circuit. The Company is unable to predict the outcome of the appeal or its impact on those portions of the regulation that have not been given effect. Any further provisions of these regulations that become effective could have a material adverse effect on the Company's business.

     Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco products since 1986, there is no federal law requiring that cigars carry such warnings. However, in 1988, the Company and other cigar manufacturers entered into a settlement of legal proceedings filed against them pursuant to California Proposition 65 (which requires 'clear and reasonable' warnings to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals) under which they agreed to label retail packages of cigars manufactured or imported for sale in California with a specified warning label. Because of distribution requirements, this resulted in placing the California health warning on the vast majority of all cigars distributed in the United States except for a few premium cigar brands. Similar legislation has been introduced but to date, not adopted, in other states. There can be no assurance that similar legislation will not be enacted in other states in the future.

     Massachusetts recently enacted legislation requiring manufacturers of cigarettes, chewing tobacco and snuff to disclose the identity and relative weight of ingredients added to tobacco during the manufacturing process, by brand, and to report the nicotine yield ratings of each brand they produce. Although the United States Court of Appeals has enjoined the effectiveness of the ingredient disclosure requirement (see 'ITEM 3. LEGAL PROCEEDINGS'), the Company is complying with the nicotine reporting requirement.

     On February 9, 1998, the Company, along with the four other largest cigar manufacturers, was notified by the FTC of the adoption by the FTC of an Order to File a Special Report on the Company's advertising and marketing expenditures with regard to its cigar products for 1997 and 1996. This information is similar to information which the Company has been required to file with the FTC for many years with respect to its smokeless tobacco products.

     In addition, most states restrict or prohibit smoking of cigarettes and cigars in certain public places and the sale of tobacco products to minors. A number of local legislative and regulatory bodies have also moved to curtail smoking further by prohibiting smoking of cigars in certain buildings or areas or by requiring designated 'smoking' areas. In a few states, legislation has been introduced, but has not yet passed, which would require all little cigars sold in those states to be 'fire safe' (i.e., little cigars which extinguish themselves if not continuously smoked). Passage of such legislation would have a material adverse effect on the Company's little cigar sales because of the technological difficulties in complying with such legislation.

     In manufacturing tobacco products, the Company uses, handles and disposes of hazardous chemicals, including petroleum products and denatured alcohol, at a number of its facilities, and as a result is subject to environmental regulations relating to such use, handling and disposal. Management believes the Company is currently in substantial compliance with all material environmental regulations; however, the Company has been subject and may continue to be subject to liability for the cleanup of contamination and other environmental remedial actions. The Company does not expect that such liability, or any effort to comply with present and future environmental regulation, will have a material adverse effect on the Company's business.

EXCISE TAXES

     Cigars and smokeless tobacco products have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives.

     From 1977 until 1990, cigars were subject to a federal excise tax of 8.5% of wholesale list price, capped at $20.00 per thousand cigars. In 1991, the federal excise tax rate on large cigars increased to 10.625%, capped at $25.00 per thousand, and, in 1993, increased again to 12.75%, capped at $30.00 per thousand. The base on which the federal excise tax is calculated was lowered in 1991 to the manufacturer's selling price, net of the federal excise tax and certain other exclusions. The federal excise tax on little cigars increased from $0.75 per thousand cigars to $0.9375 per thousand in 1991 and then to $1.125 per thousand in 1993. Neither the 1991 nor the 1993 increase had a material adverse effect on the Company's sales.

     Since 1986, smokeless tobacco products have been subject to Federal excise tax as well. Unlike the excise tax on large cigars, which are ad valorem, the federal tax on smokeless tobacco is calculated on the basis of weight. From 1986 through 1990, the federal excise tax on snuff was $0.24 per pound; in 1991 it increased to $0.30 per pound, and again to $0.36 per pound in 1993. From 1986 through 1990, the excise tax on chewing tobacco was $0.08 per pound; in 1991 it increased to $0.10 per pound, and in 1993, to $0.12 per pound. Neither the imposition of the federal excise tax in 1986, nor the increases in 1991 and 1993, have had a material adverse effect on the Company's product sales.

     In the past, there have been various proposals by the federal government to fund legislative initiatives through increases in federal excise taxes on tobacco products. The Clinton Administration's 1998/1999 budget assumes significant new revenues from the tobacco industry as sources of funding for new and expanded federal programs. The Company is unable to predict the likelihood of the passage of legislation providing such additional revenues. In addition, the Balanced Budget Act adopted by Congress in 1997 provides for further increases in federal excise taxes on all tobacco products in two stages, beginning in 2000. Management does not believe that these increases will have a material adverse effect on the Company's operations; however, enactment of new or significant further increases in federal excise taxes, or legislation requiring the Company to pay additional fees or penalties with respect to its products could have a material adverse effect on the Company's business.

     Tobacco products are also subject to certain state and local taxes. Deficit concerns at the state level continue to exert pressure to increase tobacco excise taxes. State excise taxes on cigars and smokeless tobacco products generally range from 2% to 75% of the wholesale purchase price. Forty-two states impose excise taxes on cigars and smokeless tobacco products. Several states impose excise taxes on little cigars at the same rates as cigarettes.

     State cigar and smokeless tobacco excise taxes are not subject to caps similar to the federal cigar excise tax. From time to time, the imposition of state and local taxes has had some impact on the Company's sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes could have an adverse effect on regional sales of cigars and smokeless tobacco products.

OTHER

     Certain statements contained in this Form 10-K which are not historical facts contain forward-looking statements based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as 'expects,' 'believes,' 'estimates,' variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     As of December 31, 1997, in addition to a suite used as its principal executive offices (approximately 7,500 square feet) which it leases in Darien, Connecticut, the Company owned or leased the following properties for use in its business:

                                                                                    OWNED        APPROXIMATE
LOCATION                                               PRINCIPAL USE              OR LEASED      FLOOR SPACE
------------------------------------------   ----------------------------------   ---------      -----------
Jacksonville, Florida.....................   Cigar Manufacturing                      Owned          456,400
Wheeling, West Virginia...................   Smokeless Tobacco Manufacturing          Owned(1)       415,800
Edgerton, Wisconsin.......................   Warehouse-Smokeless Tobacco Aging        Owned          166,100
Hopkinsville, Kentucky....................   Warehouse-Smokeless Tobacco Aging       Leased          100,800
El Paraiso, Honduras......................   Cigar Manufacturing                      Owned           87,000
Brookneal, Virginia.......................   Warehouse-Smokeless Tobacco Aging        Owned           54,000
Helmetta, New Jersey......................   For Sale                                 Owned          385,000
Hopkinsville, Kentucky....................   For Sale                                 Owned           47,500
Lancaster, Pennsylvania...................   For Sale                                 Owned           44,200

------------------
(1) The Company beneficially owns the property subject to a lease purchase agreement with Ohio County, West Virginia, which permits the Company to receive certain property and sales tax benefits.

     The Company believes that its properties are well maintained and in substantial compliance with environmental laws and regulations.

ITEM 3. LEGAL PROCEEDINGS

     The major tobacco companies are defendants in a variety of lawsuits including individual tobacco and health actions, class actions and actions brought by various states to recover Medicare/Medicaid costs attributed to illnesses allegedly related to tobacco. These actions allege that a broad range of injuries resulted from the use of tobacco products or from exposure to tobacco smoke and seek remedies including compensatory and sometimes punitive damages together with certain types of equitable relief such as restitution and establishment of medical monitoring funds.

     In 1997, The Liggett Group ('Liggett'), the fifth largest United States cigarette manufacturer, entered into a settlement agreement with the Attorneys General of 22 states pursuant to which Liggett agreed, inter alia, (a) to make certain statements regarding the effects of cigarette smoking, (b) to put an 'addiction warning label' on its cigarette packages, (c) to comply with recently adopted FDA rules, (d) to turn over certain privileged documents to the Attorneys General, and (e) to contribute 25% of its pre-tax profits to health funds for a term of 25 years. In June 1997, the other large cigarette manufacturers and United States Tobacco Company, a manufacturer of smokeless tobacco products, announced an agreement with trial lawyers and the Attorneys General of states suing for Medicare/Medicaid reimbursement (the 'Proposed Settlement') to settle all outside class actions and suits brought by such Attorneys General. Subsequently, the major tobacco companies entered into widely reported settlements of Medicare/Medicaid cases in Mississippi, Florida and Texas.

     In addition to the settlement of outstanding lawsuits, the Proposed Settlement called for adoption of federal legislation which would, among other things, (i) require the payment of substantial penalties by tobacco companies, (ii) subject tobacco companies to regulation by the FDA, and (iii) impose strict new marketing regimes on tobacco products. The Proposed Settlement also required the affected tobacco companies to enter into a consent decree relating to future litigation and marketing practices.

     To date, several pieces of legislation have been introduced in the Congress in the wake of the Proposed Settlement. Many of these appear to cover all tobacco products, although press reports indicate that their particular focus is on cigarettes and smokeless tobacco. Nevertheless, none of the new legislation has been adopted and no consent decree has been entered into pursuant to the Proposed Settlement.

     The Company was not a participant in the negotiations leading to the Proposed Settlement and is not a party to any of the class actions or Medicare/Medicaid suits which it was designed to settle. Accordingly, the Company believes that it should not be required to make any payments under legislation resulting from the Proposed Settlement and intends to defend itself vigorously against being subjected to those obligations. The Company also believes that much of the regulation and marketing restrictions included in the Proposed Settlement would impose an unreasonable burden on the sale of its products. It therefore intends to make every reasonable effort to prevent the adoption of legislation that would impose a disproportionate burden on its cigar and smokeless tobacco products. There can be no assurance that the terms of the Proposed Settlement or the legislation which it has spawned will become effective or whether any of them will survive in their present form. Therefore, the Company cannot anticipate the impact of the Proposed Settlement or of any such legislation on its business.

     The Company is a defendant in two health related lawsuits. It is named along with other tobacco manufacturers, wholesaler/retailers and other defendants, in Sontag v. United States Tobacco, et. al., 14th Judicial District Court, Parish of Calcasieu, Louisiana, State Docket No. 95-6434. Plaintiff, an individual, alleges fraud and misrepresentation in the marketing and sale of tobacco products, breach of warranty, negligence and other claims and seeks unspecified damages, attorneys fees and costs. In addition, on December 22, 1997, the Company was served with a complaint in Thompson v. Brown & Williamson Tobacco Corporation, et. al. which was filed in the 105th Judicial District Court, Nueces County, Texas, Cause No. 97-2981-D, naming the Company along with other tobacco manufacturers, certain asbestos companies, wholesaler/retailers and others as defendants. As in Sontag, the plaintiff in Thompson alleges fraud and misrepresentation in the marketing and sale of tobacco products, breach of warranty, negligence and other claims and seeks unspecified damages, attorneys' fees and costs. The Company believes that it has meritorious defenses and is vigorously defending these lawsuits.

     Although claims have been made against manufacturers of smokeless tobacco products and cigars, the Company is not aware of any adverse decision or judgment having been rendered against any smokeless tobacco or cigar manufacturer. There can be no assurance, however, that the Company will not be named as a defendant in future suits. There can also be no assurance that any litigation to which the Company is now or may become subject will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's business, future results of operations and cash flows. The Company does not carry insurance to protect against health related product liability because the cost of obtaining such insurance is commercially prohibitive. Additionally, a judgment against the Company with respect to one of its products and any related products, could prohibit or restrict the further sale of such products, which could materially adversely affect the Company's business.

     In 1996, the Company along with other smokeless tobacco manufacturers commenced an action, United States Tobacco, et. al. v. Harshbarger, et. al., in the United States District Court for the District of Massachusetts alleging that Massachusetts was preempted by the federal Comprehensive Smokeless Tobacco Health Education Act of 1986 ('CSTHEA') from enforcing a Massachusetts statute requiring manufacturers to disclose the identity and relative quantities of ingredients added to tobacco in the manufacturing process on a brand specific basis. Early in 1997, the Court denied the plaintiffs' motion for summary judgment and that denial was upheld by the United States Court of Appeals for the First Circuit. In September 1997, plaintiffs moved for a preliminary injunction in the District Court on the grounds that enforcement of the statute would constitute an unconstitutional taking of plaintiffs' proprietary information. The Court granted the injunction on December 10, 1997. Cross motions for summary judgment on the constitutional issue were subsequently filed and are scheduled for argument in April 1998.

     The Company is also a plaintiff along with other manufacturers of tobacco products, certain organizations representing the advertising industry and representatives of the retailing community in United States Tobacco, et.

al. v. United States Food and Drug Administration, et. al., an action filed in the United States District Court for the Middle District of North Carolina in 1995. Plaintiffs are challenging the FDA's authority to enforce regulations promulgated in 1996 with respect to the marketing of and public access to certain tobacco products. Late in 1996, plaintiffs moved for summary judgment in the suit arguing that the FDA's enforcement of certain of the regulations pertaining to advertising and promotion of plaintiffs' products was preempted by CSTHEA and, further, that FDA lacked jurisdiction to regulate plaintiffs. In April 1997, the Court granted the plaintiffs' motion with respect to the advertising and promotion issue but denied the motion with respect to the FDA's jurisdiction. The Company and the other plaintiffs filed an interlocutory appeal from the decision in the United States Court of Appeals for the Fourth Circuit. The appeal is still pending.

     The Company believes that the cost, if any, of resolving the specific cases discussed above which are presently pending should not have a material impact on the Company's financial condition; however, the cost of resolving such litigation, if any, could have a significant effect on the Company's future results of operations and cash flows. There can be no assurance that there will not be an increase in health-related litigation in the future. With respect to litigation other than such cases the cost to the Company of defending or prosecuting any prolonged litigation or the cost of a judgment against the Company could have a material adverse effect on the Company's business.

     The Company is party to various other proceedings in respect to environmental and commercial matters. The Company believes that the outcome of such pending proceedings will not in the aggregate, have a material adverse effect on the Company's financial condition. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice. There can be no assurance, however, that the Company will not experience material health-related litigation in the future.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     This information is incorporated by reference to the Company's 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     This information is incorporated by reference to the Company's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is incorporated by reference to the Company's 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the Company's 1997 Annual Report.

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

     Grant Thornton LLP was engaged to audit the Company's consolidated financial statements as of December 31, 1995, and for the period from November 7, 1995 to December 31, 1995. In connection with the Offering, Coopers & Lybrand L.L.P. was subsequently appointed to replace Grant Thornton LLP as the Company's independent accountants as of December 31, 1995, and for the periods January 1, 1995 to November 6, 1995 and November 7, 1995 to December 31, 1995.

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

     The report of Grant Thornton LLP on the Company's previously issued consolidated financial statements (not appearing herein) as of December 31, 1995, and for the period from November 7, 1995 to December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no 'reportable events' within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933 as amended.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the directors and executive officers of the Company.

NAME                                               AGE   POSITION
------------------------------------------------   ---   ------------------------------------------------
William Ziegler, III*...........................   69    Chairman of the Board, Chief Executive Officer
                                                           and Director
William T. Ziegler*.............................   42    Chairman of the Executive Committee, Chief
                                                           Operating Officer and Director
Timothy Mann....................................   55    President and Director
Robert A. Britton...............................   51    Executive Vice President, Chief Financial
                                                           Officer and Director
Nicholas J. Cevera, Jr..........................   60    Executive Vice President--Operations and
                                                           Director
J. Thomas Ryan, III.............................   50    Executive Vice President--Sales & Marketing and
                                                           Director
Justo S. Amato..................................   63    Senior Vice President--Finance
Paul M. Arvia...................................   60    Senior Vice President--Sales
Barry L. Drugg..................................   51    Senior Vice President--Human Resources
John E. Fraleigh................................   59    Senior Vice President--Tobacco Procurement
Peter J. Ghiloni................................   46    Senior Vice President--Marketing
Karl H. Ziegler*................................   28    Secretary
Cynthia Z. Brighton*............................   38    Vice President--Financial Services, Treasurer
                                                           and Director
C. Keith Hartley................................   55    Director
Alfred F. La Banca..............................   66    Director
Donald E. McNicol...............................   76    Director
Charles H. Mullen...............................   70    Director
John R. Tweedy..................................   68    Director

------------------
* William Ziegler, III is the father of William T. Ziegler, Karl H. Ziegler and Cynthia Z. Brighton.

     William Ziegler, III has been a Director, Chief Executive Officer and Chairman of the Board since November 1995. From 1958 to 1995, Mr. Ziegler served as a Director of AMPCo, from 1964 to 1995 as Chairman of the Board of AMPCo and as Chief Executive Officer from 1976 to 1993. Mr. Ziegler is President of the E. Matilda Ziegler Foundation for the Blind (a private foundation) and also has served as Trustee of Connecticut College and as a member of the Board of Directors of the Maritime Aquarium at Norwalk, Connecticut. Mr. Ziegler is a member of the Executive Committee.

     William T. Ziegler has been a Director and Chief Operating Officer of the Company since November 1995. From 1991 to 1994, Mr. Ziegler served as Director of Corporate Development for Helme Tobacco Company, a former subsidiary which was merged into the Company in 1994 ('Helme'). William T. Ziegler is Chairman of the Executive Committee.

     Timothy Mann has been a Director since November 1995 and President of the Company since 1986. Mr. Mann is Vice President of the Cigar Association of America, and serves on its board of directors. He is also a director of the Tobacco Merchants' Association and a member of the National Association of Wholesale Marketers by whom he was named a Dean of the Industry. Mr. Mann is a member of the Executive Committee.

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

     J. Thomas Ryan, III has been a Director of the Company since November 1995 and Executive Vice President since April 1995. From 1985 to 1995, Mr. Ryan was President of Helme and from 1983 to 1985 he was Senior Vice President of Helme. Mr. Ryan serves on the boards of directors of the Cigar Association of America, the Smokeless Tobacco Council, the Smokeless Tobacco Research Council, and the Tobacco Institute.

     Justo S. Amato was named Senior Vice President-Finance of the Company in September, 1996 after being Vice President-Finance since 1978.

     Paul M. Arvia has been Senior Vice President-Sales of the Company since September 1996, after being Vice President-Sales since 1983.

     Barry L. Drugg has been Senior Vice President-Human Resources of the Company since September 1996. From April 1981 to September 1996, Mr. Drugg served as Vice President-Personnel and Administration of the Company, after ten years in the personnel department of an AMPCo affiliate. Mr. Drugg is a long time member of the board of directors and the past President of the Northeast Florida Safety Council.

     John E. Fraleigh has been Senior Vice President-Tobacco Procurement for the Company since October 1996. After joining the Company in 1964, he became Vice President-Tobacco Procurement in 1976. Since 1982, Mr. Fraleigh has been responsible for quality control and product development.

     Peter J. Ghiloni has been Senior Vice President-Marketing since September 1996. From April 1994 to September 1996, Mr. Ghiloni served as Vice President-Marketing for the Company. From October 1991 to April 1994, he served as Senior Vice President-Marketing and Sales for Helme.

     Karl H. Ziegler has been Secretary of the Company since November 1995.

     Cynthia Z. Brighton has been Treasurer, Vice President-Financial Services and Director of the Company since November 1995. From 1986 to 1993, she also served as a director and corporate secretary of American Fructose Corporation, an AMPCo affiliate, and as the corporate secretary of AMPCo from 1992 to 1994. Ms. Brighton is a member of the Pension Committee.

     C. Keith Hartley has been a Director of the Company since November 1995. Since August 1995, he has been the Managing Partner-Corporate Finance at Forum Capital Markets LLC, an investment banking firm, and a co-manager of the Offering. From May 1991 to August 1995, Mr. Hartley was an independent financial consultant. From February 1990 to May 1991, Mr. Hartley served as Managing Director of Peers & Co., a merchant banking firm. Mr. Hartley also serves as a director of Comdisco, Inc., a high technology services company, and as a director and Co-Chairman of the Board of U.S. Diagnostics, Inc., an operator of diagnostic imaging centers. Mr. Hartley is Chairman of the Audit Committee and a member of the Executive, Pension and Compensation Committees.

     Alfred F. La Banca has been a Director of the Company since November 1995. He is also Chairman of the board of directors of the Mailex Corporation in Stamford, Connecticut and of Action Letter, Inc. in New York City, which he founded in 1961. Both Mailex Corporation and Action Letter, Inc. specialize in the production of direct mail data processing and outsource management for client firms. Mr. La Banca is Chairman of the Compensation Committee and a member of the Audit Committee.

     Donald E. McNicol has been a Director of the Company since November 1995. He is presently of counsel to the law firm of Schnader Harrison Segal & Lewis LLP. Mr. McNicol was a partner of the law firm of Hall, McNicol, Hamilton & Clark from 1956 to 1992 and of counsel to its successor firm, Keck, Mahin & Cate, from 1992 to 1996. Mr. McNicol served as a Director and General Counsel of AMPCo from 1964 to 1991. Mr. McNicol is Chairman of the Pension Committee and a member of the Executive, Compensation and Audit Committees.

     Charles H. Mullen has been a director of the Company since February 1997. Mr. Mullen retired in 1992 as Chairman and Chief Executive Officer of The American Tobacco Company, which was a subsidiary of American

Brands, Inc. He was also Vice President-Tobacco and a member of the Board of Directors of American Brands, Inc. Prior thereto he was Chairman of American Cigar, a former subsidiary of American Brands, Inc. In addition, Mr. Mullen serves as a director of Standard Commercial Corporation. Mr. Mullen is a member of the Audit and Compensation Committees.

     John R. Tweedy has been a Director of the Company since November 1995. Mr. Tweedy served in various management positions at AMPCo and its affiliates from 1972 until he retired as Senior Vice President of AMPCo in 1993. Mr. Tweedy is a member of the Audit and Compensation Committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     On September 30, 1997, Mr. Britton was granted stock options under the Company's 1996 Stock Option Plan; and, accordingly was required to file a Form 4 under Rule 16a-3 by October 10, 1997. Mr. Britton filed such Form 4 on November 5, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement mailed in connection with the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's Proxy Statement mailed in connection with the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is incorporated by reference to the Company's Proxy Statement mailed in connection with the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                       ANNUAL REPORT
                                                                                      TO STOCKHOLDERS     FORM 10-K
                                                                                        PAGE NUMBER      PAGE NUMBER
                                                                                      ---------------    -----------
(A) 1.  CONSOLIDATED FINANCIAL STATEMENTS OF SWISHER INTERNATIONAL GROUP INC. AND
        SUBSIDIARIES
            Consolidated balance sheets............................................       32
            Consolidated statements of income......................................       33
            Consolidated statements of stockholders' equity........................       34
            Consolidated statements of cash flows..................................       35
            Notes to consolidated financial statements.............................     36-50
            Report of Independent Accountants......................................       51
(A) 2.  FINANCIAL STATEMENT SCHEDULES
            Report of Independent Accountants......................................                          S-1
            Financial statement schedule
                 II--Valuation and qualifying accounts.............................                          S-2

(A) 3. EXHIBITS

EXHIBIT
NUMBER                                                   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 3.1      --   Amended and Restated Certificate of Incorporation of the Registrant.(4)
 3.2      --   Amended and Restated Bylaws of the Registrant.(4)
 4.1      --   Specimen stock certificate.(3)
10.1      --   Registration Rights Agreement dated December 17, 1996 among the Registrant and Hay Island.(4)
10.2      --   Management Services Agreement dated as of January 1, 1997 among the Registrant and Hay Island.(4)
10.3      --   Employment Agreement dated October 23, 1996 between the Registrant and Timothy Mann.(1)
10.4      --   Employment Agreement dated October 23, 1996 between the Registrant and J. Thomas Ryan, III.(1)
10.5      --   Employment Agreement dated October 23, 1996 between the Registrant and Nicholas J. Cevera, Jr.(1)
10.6      --   Employment Agreement dated October 23, 1996 between the Registrant and Robert A. Britton.(1)
10.7      --   Second Amended and Restated Credit Agreement, dated as of October 18, 1996, among the Registrant,
               Swisher International, Inc. and the Bank of Boston, Connecticut, as Administrative Agent, and the
               group of financial institutions parties thereto.(2)
10.7.1    --   First Amendment Agreement, dated as of December 16, 1996, among the Registrant, Swisher
               International, Inc. and the Bank of Boston, Connecticut, as Administrative Agent, and the group of financial institutions parties thereto.(4)
10.7.2    --   Credit Agreement, dated as of November 20, 1997, among the Registrant, Swisher International, Inc.
               and BankBoston, N.A., as Administrative Agent, and the group of financial institutional parties thereto.
10.8      --   Management Incentive Plan.(1)
10.9      --   1996 Stock Option Plan.(4)
10.10     --   Supplemental Pension Program.(1)
10.11     --   Tax Sharing Agreement, dated December 17, 1996, among the Registrant and its subsidiaries and Hay
               Island.(4)
13.1      --   The Registrant's Annual Report to Stockholders for the year ended December 31, 1997. Such Annual
               Report, except for those portions which are expressly incorporated by reference, is furnished for the information of the Securities and Exchange Commission and is not to be deemed 'filed' or incorporated by reference as part of this Form 10-K.
16.1      --   Letter regarding change in certifying accountant.(1)
21.1      --   List of Subsidiaries.
27.1      --   Financial Data Schedule.

------------------
(1) Incorporated by reference from Amendment No. 1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14975).

(2) Incorporated by reference from Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14975).

(3) Incorporated by reference from Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14975).

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Darien, State of Connecticut, on the 27th day of March, 1998.

                                          SWISHER INTERNATIONAL GROUP INC.

                                          By:  /s/ ROBERT A. BRITTON
                                               -------------------------------
                                                   Robert A. Britton
                                                   Executive Vice President
                                                   and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         /s/ WILLIAM ZIEGLER, III           Chairman of the Board, Chief                       March 27, 1998
------------------------------------------  Executive Officer and Director
           William Ziegler, III             (principal executive officer)

          /s/ WILLIAM T. ZIEGLER            Chairman of the Executive                          March 27, 1998
------------------------------------------  Committee, Chief Operating
            William T. Ziegler              Officer and Director

          /s/ ROBERT A. BRITTON             Executive Vice President, Chief                    March 27, 1998
------------------------------------------  Financial Officer and Director
            Robert A. Britton               (principal financial and
                                            accounting officer)

             /s/ TIMOTHY MANN               President and Director                             March 27, 1998
------------------------------------------
               Timothy Mann

         /s/ J. THOMAS RYAN, III            Executive Vice President-Sales                     March 27, 1998
------------------------------------------  & Marketing and Director
           J. Thomas Ryan, III

       /s/ NICHOLAS J. CEVERA, JR.          Executive Vice President-                          March 27, 1998
------------------------------------------  Operations and Director
         Nicholas J. Cevera, Jr.

         /s/ CYNTHIA Z. BRIGHTON            Vice President-Financial                           March 27, 1998
------------------------------------------  Services, Treasurer, and Director
           Cynthia Z. Brighton

           /s/ C. KEITH HARTLEY             Director                                           March 27, 1998
------------------------------------------
             C. Keith Hartley

          /s/ ALFRED F. LA BANCA            Director                                           March 27, 1998
------------------------------------------
            Alfred F. La Banca

          /s/ DONALD E. McNICOL             Director                                           March 27, 1998
------------------------------------------
            Donald E. McNicol

          /s/ CHARLES H. MULLEN             Director                                           March 27, 1998
------------------------------------------
            Charles H. Mullen

            /s/ JOHN R. TWEEDY              Director                                           March 27, 1998
------------------------------------------
              John R. Tweedy

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Swisher International Group Inc.

     Our report on the consolidated financial statements of Swisher International Group Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the period from November 7, 1995 to December 31, 1995, and the consolidated statements of operations, stockholders' equity and cash flows of Swisher International, Inc. and subsidiaries for the period from January 1, 1995 to November 6, 1995 has been incorporated by reference in this Form 10-K from Page 51 of the 1997 Annual Report to Stockholders of Swisher International Group Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the periods in the three-year period ended December 31, 1997, as listed in the Index under Item 14(a)2 of this Form 10-K.

     In our opinion, the financial statement schedule for each of the periods in the three-year period ended December 31, 1997 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                /s/ Coopers & Lybrand L.L.P.

New York, New York
February 5, 1998.

                                  SCHEDULE II
               SWISHER INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                              COL. C
                                                                     ------------------------
                                                        COL. B              ADDITIONS                            COL. E
                                                     ------------    ------------------------                  ----------
                      COL. A                          BALANCE AT     CHARGED TO    CHARGED TO      COL. D      BALANCE AT
--------------------------------------------------   BEGINNING OF     COST AND       OTHER       ----------      END OF
                   DESCRIPTION                          PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------------   ------------    ----------    ----------    ----------    ----------
Allowance for Doubtful Accounts:
  For the period from January 1, 1995 to November
     6, 1995......................................      $2,599         $ (290)         --          $   (5)       $2,304
  For the period from November 7, 1995 to December
     31, 1995.....................................       2,304             81          --             (20)        2,365
  For the year ended December 31, 1996............       2,365            (49)         --            (533)        1,783
  For the year ended December 31, 1997............       1,783            128          --            (268)        1,643