Form 10-Q
period 1998-03-31
SWISHER INTERNATIONAL GROUP INC
filed 1998-05-11
CIK 1025834

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________


                         Commission file number 1-12521


                        SWISHER INTERNATIONAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3857632
            --------                                      ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       identification No.)

                      20 Thorndal Circle, Darien, CT 06820
                    ----------------------------------------
                    (Address of principal executive offices)

                                  203-656-8000
                                ----------------
                               (Telephone Number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X  No
        ---    ---

     The number of shares of Class A Common Stock (par value $.01) outstanding at April 30, 1998 was 5,778,300.

================================================================================

                                TABLE OF CONTENTS


                                                                     Page
                                                                    Numbers
                                                                    -------

                          Part I. Financial Information

Item 1. Financial Statements (unaudited)
        Condensed Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997......................   3

        Condensed Consolidated Statements of Income
          Three Months Ended March 31, 1998 and 1997................   4

        Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1998 and 1997................   5

        Notes to Condensed Consolidated Financial Statements........  6-9

Item 2. Management's Discussion and Analysis of the Results
          of Operations and Financial Condition..................... 10-14


                        Part II. Other Information


Item 1. Legal Proceedings...........................................  15

Item 6. Exhibits and Reports on Form 8-K............................  15

Signatures..........................................................  16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                        SWISHER INTERNATIONAL GROUP INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                       March 31,      December 31,
                                                                         1998             1997
                                                                     -------------    ------------
                               ASSETS                                 (unaudited)
Current assets:
  Cash and cash equivalents                                              $  1,527      $  1,057
  Accounts receivable, less allowance for doubtful accounts of
    $1,967 and $1,643, respectively                                        36,359        32,348
  Inventories                                                              73,939        60,714
  Deferred income taxes                                                     1,219         1,218
  Other current assets                                                      4,364         3,096
                                                                         --------      --------

          Total current assets                                            117,408        98,433
                                                                         --------      --------

Property, plant and equipment:
  Land                                                                      1,299         1,299
  Buildings and improvements                                               10,902        10,812
  Machinery and equipment                                                  52,391        51,300
  Construction in progress                                                 14,487        11,998
                                                                         --------      --------
                                                                           79,079        75,409
  Less, accumulated depreciation                                            8,239         7,155
                                                                         --------      --------
                                                                           70,840        68,254
                                                                         --------      --------
Goodwill, net of accumulated amortization of $3,827 and
  $3,512, respectively                                                     46,418        46,733
Investment in Affiliates                                                   14,639        13,315
Prepaid pension cost                                                        4,972         4,972
Other assets                                                                5,768         6,050
                                                                         --------      --------

          Total assets                                                   $260,045      $237,757
                                                                         ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                      $  6,300      $      -
  Accounts payable                                                          9,415         8,102
  Accrued expenses                                                          5,861         8,657
  Due to Affiliates                                                             -         5,900
  Income taxes payable                                                      6,229         2,863
                                                                         --------      --------

        Total current liabilities                                          27,805        25,522

Long-term debt                                                            114,989       101,092
Deferred income taxes                                                       8,072         7,296
Accrued postretirement and postemployment benefits                         14,616        14,241
Other liabilities                                                           3,683         3,657
                                                                         --------      --------

         Total liabilities                                                169,165       151,808
                                                                         --------      --------

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                341           341
  Paid-in capital                                                          45,428        45,428
  Retained earnings                                                        47,937        40,069
  Treasury stock, at cost, 221,700 shares                                  (2,895)            -
  Cumulative translation adjustments                                           69           111
                                                                         --------      --------
          Total stockholders' equity                                       90,880        85,949
                                                                         --------      --------
          Total liabilities and stockholders' equity                     $260,045      $237,757
                                                                         ========      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                   Condensed Consolidated Statements of Income
                     (In thousands except per share amounts)


                                                        Three Months Ended
                                                             March 31,
                                                  ---------------------------
                                                     1998              1997
                                                  ----------        ---------
                                                           (unaudited)

Net sales                                         $  60,283         $  63,799
Cost of sales                                        29,452            33,320
                                                  ---------         ---------

  Gross profit                                       30,831            30,479

Selling, general and administrative expenses         16,396            15,532
                                                  ---------         ---------

  Operating profit                                   14,435            14,947

Interest expense, net                                 1,796             2,130
Other (income) expense, net                            (158)              (16)
                                                  ----------       -----------

Income before income taxes                           12,797            12,833
Provision for income taxes                            4,929             5,068
                                                  ---------        ----------

Net income                                        $   7,868        $    7,765
                                                  =========        ==========
Earnings per share:
  Basic                                           $     .23        $      .23
                                                  =========        ==========
  Diluted                                         $     .23        $      .23
                                                  =========        ==========
Weighted average shares outstanding:
  Basic                                              34,006            34,100
                                                  =========        ==========
  Diluted                                            34,006            34,100
                                                  =========        ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              --------------------------
                                                                                  1998           1997
                                                                              -----------     ----------
                                                                                      (unaudited)
Cash flows from operating activities:
  Net income                                                                $    7,868       $    7,765
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                                1,712            1,591
    Deferred income taxes                                                          776            1,151
    Changes in assets and liabilities:
      Accounts receivable                                                       (4,019)          (7,225)
      Inventories                                                              (13,210)          (4,215)
      Other current assets                                                      (1,270)            (858)
      Other assets                                                                 (32)            (172)
      Accounts payable and accrued expenses                                     (1,488)          (1,199)
      Income taxes                                                               3,365            3,285
      Other liabilities                                                            400               96
      Other, net                                                                   (31)              45
                                                                            ----------      -----------
         Net cash (used in) provided by operating activities                    (5,929)             264
                                                                            ----------      -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                                   (3,670)          (2,482)
   Investments in Affiliates                                                    (7,223)               -
                                                                            ----------      -----------
         Net cash used in investing activities                                 (10,893)          (2,482)
                                                                            ----------      -----------
Cash flows from financing activities:
  Long-term borrowings                                                         168,100           26,900
  Payments of long-term debt                                                  (147,900)         (24,925)
  Repurchase of common stock                                                    (2,895)               -
                                                                            ----------      -----------
        Net cash provided by financing activities                               17,305            1,975
                                                                            ----------      -----------
Effect of foreign exchange rate on cash                                            (13)               -
                                                                            ----------      -----------
Net increase (decrease) in cash and cash equivalents                               470             (243)
Cash and cash equivalents, beginning of period                                   1,057            1,744
                                                                            ----------      -----------
Cash and cash equivalents, end of period                                    $    1,527      $     1,501
                                                                            ==========      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


1.     ACCOUNTING POLICIES

       The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Swisher International Group Inc.'s (the "Company's") 1997 Annual Report to Stockholders. The interim statements are unaudited but include all adjustments, which consist of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.     SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

       "Net cash (used in) provided by operating activities" includes the following cash payments for interest and income taxes:

                                                        Three months ended
                                                             March 31,
                                                      ----------------------
                                                         1998         1997
                                                      ----------    --------


       Interest, net of amount capitalized             $1,976        $2,214
       Income taxes                                       772           617

3.     EARNINGS PER SHARE

       In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. Weighted average shares used in computing diluted earnings per share may differ from the weighted average shares used in computing basic earnings per share as a result of employee stock options.

4.     INVENTORIES

       Inventories consist of the following:

                                               March 31,         December 31,
                                                 1998                1997
                                             -------------       ------------

       Finished goods                           $25,811            $16,908
       Work-in-process                            2,819              2,871
       Raw materials                             36,621             33,485
       Stores and supplies                        8,688              7,450
                                                -------            -------
                                                $73,939            $60,714
                                                =======            =======

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)

5.   CONTINGENCIES

       The tobacco industry continues to experience significant health-related litigation. Plaintiffs in such cases typically seek compensation and, in some cases, punitive damages, for various injuries allegedly sustained from the use of tobacco products or exposure to tobacco smoke, including health care costs. The Company is not aware of any adverse decision or judgment having been rendered against smokeless tobacco or cigar manufacturers.

       The Company is a defendant, along with other defendants in an action brought by an individual plaintiff in Louisiana seeking damages and other relief in connection with injuries allegedly resulting from use of the Company's and the other defendants' products. In addition, the Company together with other defendants has been named in a Texas action brought by another individual seeking damages and other relief in connection with injuries allegedly caused to plaintiff by products manufactured by the Company and the other defendants. The Company believes that it has meritorious defenses and is vigorously defending these lawsuits.

       The Company is also subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in future suits, nor can there be any assurance that existing or future litigation will not result in an adverse judgment against the Company which could have a material effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such coverage is commercially prohibitive. Additionally, a judgment against the Company with respect to a product or any related products could preclude the further sale of such product, which could have a material adverse effect on the Company's business.

       In 1996, the federal Food and Drug Administration ("FDA") for the first time asserted jurisdiction over nicotine in tobacco as a "drug" and issued regulations purporting to regulate smokeless tobacco products as "medical devices." These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. In 1997, ruling in a case filed by the Company and other smokeless tobacco manufacturers to challenge the FDA's authority, a federal court held that the FDA as a matter of law is not precluded from regulating smokeless tobacco products as "medical devices" or from implementing certain labeling and access restrictions. At the same time, however, the court said that the FDA has no authority to restrict the advertising and promotion of smokeless tobacco products and stayed the effectiveness of any of the restrictions related to labeling, access, advertising and promotion due to take effect in 1997 and 1998 pending further order of the court. The court's opinion was appealed to the U.S. Court of Appeals for the Fourth Circuit. Due to the death of one of the Appeals Court judges who originally heard the appeal, a rehearing is scheduled for June 9, 1998. The Company is unable to predict the outcome of the appeal or its impact on those portions of the regulation that have not been given effect. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


5.   CONTINGENCIES (continued)

         Cigars and smokeless tobacco products have long been subject to federal, state and local excise taxes. Such taxes are frequently subject to proposed increases, in some cases significant increases, to fund various legislative initiatives. The Balanced Budget Act adopted by Congress in 1997, provides for increases in federal excise taxes on all tobacco products in two stages, beginning in 2000. Management does not believe that these increases will have a material adverse effect on the Company's operations, however, enactment of new or significant further increases in existing federal, state or local excise taxes could have a material adverse effect on the Company's business.

         The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of future actions regarding environmental matters, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse impact upon the Company's consolidated financial position, results of operations or cash flows.

         In June 1997, the five largest tobacco companies announced an agreement with trial lawyers and the Attorneys General of several states suing to recoup Medicare and Medicaid expenses (the "Proposed Settlement"). Although the Company was not a party to any of the actions being settled, legislation introduced in Congress in the wake of the Proposed Settlement seeks to raise the price of cigarettes and other tobacco products significantly (by levying new federal excise taxes or by imposing significant new fees and penalties) and to regulate all tobacco products (including cigars in some cases) by imposing full FDA regulation and adopting new and highly restrictive marketing requirements. The Company cannot anticipate whether any of this legislation will be adopted or the extent to which it may impact the Company's business.

         On February 9, 1998, the Company was notified by the Federal Trade Commission ("FTC") of the adoption by the FTC of an Order to File a Special Report on the Company's advertising and marketing expenditures with regard to its cigar business for 1997 and 1996. This information which is similar to information the Company has filed with the FTC for many years with respect to its smokeless tobacco products, was filed on April 9, 1998.

6.  COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive Income for the three months ended March 31, 1998 was $7,826.

7.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)



7.   RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement's disclosure requirements become effective for the Company as of the end of the 1998 fiscal year. The Company is in the process of evaluating the disclosure requirements under this standard.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends SFAS No. 87, 88, and 106, and is intended to standardize the disclosure requirements for employer sponsored retirement plans and other retiree benefits. SFAS No. 132 will require new information from plan sponsors, eliminate certain information that is no longer considered useful, but will not modify recognition or measurement requirements. The Company has not yet evaluated the effects of this standard on the financial statements.

Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Net Sales. Net sales decreased $3.5 million or 5.5% to $60.3 million for the three months ended March 31, 1998 from $63.8 million for the three months ended March 31, 1997. The decrease in net sales was due to lower sales of cigars and smokeless tobacco products. Cigar sales decreased principally due to unit volume decline, in all categories except little cigars, offset partially by price increases in all cigar categories. Cigar sales also decreased as a result of a shift in sales mix to lower priced cigars. Smokeless tobacco sales decreased as a result of volume decline, offset partially by price increases in all smokeless tobacco categories.

     Gross Profit. Gross profit increased $.4 million or 1.2% to $30.8 million (51.1% of net sales) for the three months ended March 31, 1998 from $30.5 million (47.8% of net sales) for the three months ended March 31, 1997. As a percentage of net sales, gross profit increased due to a shift in sales mix.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $.9 million or 5.6% to $16.4 million (27.2% of net sales ) for the three months ended March 31, 1998 from $15.5 million (24.3% of net sales) for the three months ended March 31, 1997. The increase of $.9 million is principally due to an increase in selling and marketing expenses. The increase, as a percentage of net sales, was primarily due to the decrease in net sales.

     Operating Profit. Operating profit decreased $.5 million or 3.4% to $14.4 million (23.9% of net sales) for the three months ended March 31, 1998 from $14.9 million (23.4% of net sales) for the three months ended March 31, 1997. The increase, as a percentage of net sales, was primarily due to higher gross profit margins, offset partially by an increase in SG&A expenses as a percentage of net sales.

     Interest Expense, Net. Interest expense, net decreased $.3 million or 15.7% to $1.8 million for the three months ended March 31, 1998 from $2.1 million for the three months ended March 31, 1997. For the three months ended March 31, 1998, the average debt balance was $111.2 million, with an average effective interest rate of 6.5%. For the three months ended March 31, 1997, the average debt balance was $118.7 million, with an average effective interest rate of 7.2%.

     Income Taxes. The effective income tax rate was 38.5% and 39.5% for the three month periods ended March 31, 1998 and 1997, respectively. The lower effective income tax rate for the three month period ended March 31, 1998 reflects a change in the geographical composition of earnings.

     Net Income. Net income increased $.1 million or 1.3% to $7.9 million (13.1% of net sales), for the three months ended March 31, 1998 from $7.8 million (12.2% of net sales), for the three months ended March 31, 1997.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Liquidity and Capital Resources

     Net cash flows (used in) provided by operating activities were $(5.9) million and $.3 million for the three month periods ended March 31, 1998 and 1997, respectively. The decrease of $6.2 million was primarily due to higher working capital requirements resulting from increased accounts receivable and inventory levels.

     Working capital requirements can be expected to grow as the Company's business grows. The Company's raw material inventory requirements for cigar production are relatively modest due to its long standing relationships with major tobacco suppliers who commit to supply tobacco inventory as needed by the Company. The Company's largest working capital requirements are driven by its smokeless tobacco operations. The tobacco for dry and moist snuff and loose-leaf chewing tobacco requires aging of two to three years before being processed into finished products. The Company maintains sufficient smokeless tobacco raw material inventories to ensure proper aging and an adequate supply. Although the Company's business is not seasonal, purchases of smokeless tobacco raw material inventory typically occur from the middle of the fourth quarter through the end of the first quarter of each year. Therefore, inventories at year end and at the end of the first quarter are typically higher than during the rest of the year. The Company will fund its seasonal working capital requirements through operating cash flows, and, if needed, bank borrowings.

     Cash flows used in investing activities were $10.9 million and $2.5 million for the three month periods ended March 31, 1998 and 1997, respectively. Cash flows used in 1998 were primarily related to investments in joint ventures for the production of premium cigars and purchases of property, plant and equipment. Cash flows used in 1997 were for the purchases of property, plant and equipment. For all of 1998, the Company currently expects that capital expenditures will be between $10 million and $15 million and will be used to expand its smokeless tobacco production capacity in moist snuff, expand its domestic production capacity in mass market cigars and continue its capital improvement program. Capital expenditures are estimated to be between $5 million and $8 million for each of 1999 and 2000 and are expected to be used to maintain existing equipment and facilities as well as increase production capacity. The capital expenditures referred to above are expected to be funded by cash flows from operations and, if needed, bank borrowings.

     Cash flows provided by financing activities were $17.3 million and $2.0 million for the three month periods ended March 31, 1998 and 1997, respectively. The 1998 amount is due principally to changes in long-term borrowings and the repurchase of common stock. The 1997 amount is due principally to changes in long-term borrowings.

     As of March 31, 1998, borrowings under the Credit Agreement were $121.2 million, and the Company had $7.625 million of unused availability thereunder, after taking into account approximately $1.175 million utilized to support letters of credit.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Liquidity and Capital Resources (continued)

     To convert floating rate debt into fixed rate debt, the Company previously entered into two interest rate swap agreements. As of March 31, 1998, the total notional amount covered by existing swap agreements was $50.0 million. The notional amount decreases to $15.0 million on November 16, 1998, and the remaining agreement terminates on July 2, 1999. Under the terms of these agreements, the Company receives a variable interest rate equal to three-month LIBOR and pays a fixed rate of approximately 5.9%, as of March 31, 1998. If the Company terminated these agreements on March 31, 1998 or 1997, the effect, as of the end of each period, would be insignificant.

     The Company believes that net cash flow generated from future operations and the availability of borrowings will be sufficient to fund its working capital requirements, capital expenditures and debt service requirements for the foreseeable future.

Inflation

     The Company has historically been able to pass inflationary increases for raw materials and other costs onto its customers through price increases, however, there is no assurance it will be able to do so in the future.

Seasonality

     Although the Company's business is generally non-seasonal, consumption of smokeless tobacco products increases slightly during the summer months. Additionally, purchases of smokeless tobacco raw materials typically occur from the middle of the fourth quarter to the end of the first quarter.

Regulation

     In 1996, the federal Food and Drug Administration ("FDA") for the first time asserted jurisdiction over nicotine in tobacco as a "drug" and issued regulations purporting to regulate smokeless tobacco products as "medical devices." These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. In 1997, ruling in a case filed by the Company and other smokeless tobacco manufacturers to challenge the FDA'a authority, a federal court held that the FDA as a matter of law is not precluded from regulating smokeless tobacco products as "medical devices" or from implementing certain labeling and access restrictions. At the same time, however, the court said that the FDA has no authority to restrict the advertising and promotion of smokeless tobacco products and stayed the effectiveness of any of the restrictions related to labeling, access, advertising and promotion due to take effect in 1997 and 1998 pending further order of the court. The court's opinion was appealed to the U.S. Court of Appeals for the Fourth Circuit. Due to the death of one of the Appeals Court judges who originally heard the appeal, a rehearing is scheduled for June 9, 1998. The Company is unable to predict the outcome of the appeal or its impact on those portions of the regulation that have not been given effect. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



 Regulation (continued)

     In June 1997, the five largest tobacco companies announced an agreement with trial lawyers and the Attorneys General of several states suing to recoup Medicare and Medicaid expenses (the "Proposed Settlement"). Although the Company was not a party to any of the actions being settled, legislation introduced in Congress in the wake of the Proposed Settlement seeks to raise the price of cigarettes and other tobacco products significantly (by levying new federal excise taxes or by imposing significant new fees and penalties) and to regulate all tobacco products (including cigars in some cases) by imposing full FDA regulation and adopting new and highly restrictive marketing requirements. The Company cannot anticipate whether any of this legislation will be adopted or the extent to which it may impact the Company's business.

     On February 9, 1998, the Company was notified by the Federal Trade Commission ("FTC") of the adoption by the FTC of an Order to File a Special Report on the Company's advertising and marketing expenditures with regard to its cigar business for 1997 and 1996. This information, which is similar to information the Company has filed with the FTC for many years with respect to its smokeless tobacco products, was filed on April 9, 1998.

     The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of future actions regarding environmental matters, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse impact upon the Company's consolidated financial position, results of operations or cash flows.

Excise Taxes

     Cigars and smokeless tobacco products have long been subject to federal, state and local excise taxes. Such taxes are frequently subject to proposed increases, in some cases significant increases, to fund various legislative initiatives. The Balanced Budget Act adopted by Congress in 1997, provides for increases in federal excise taxes on all tobacco products in two stages, beginning in 2000. Management does not believe that these increases will have a material adverse effect on the Company's operations. However, enactment of new or significant further increases in existing federal, state or local excise taxes could have a material adverse effect on the Company's business.

Litigation

     The tobacco industry continues to experience significant health-related litigation. Plaintiffs in such cases typically seek compensation and, in some cases, punitive damages, for various injuries allegedly sustained from the use of tobacco products or exposure to tobacco smoke, including health care costs. The Company is not aware of any adverse decision or judgment having been rendered against smokeless or cigar manufacturers.

     The Company is a defendant, along with other defendants in an action brought by an individual plaintiff in Louisiana seeking damages and other relief in connection with injuries allegedly resulting from use of the Company's and the other defendants' products. In addition, the Company together with other defendants has been named in a Texas action brought by another individual seeking damages and other relief in connection with injuries allegedly caused to plaintiff by products

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Litigation (continued)

manufactured by the Company and the other defendants. The Company believes that it has meritorious defenses and is vigorously defending these lawsuits.

     The Company is also subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in future suits, nor can there be any assurance that existing or future litigation will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such coverage is commercially prohibitive. Additionally, a judgment against the Company with respect to a product or any related products could preclude the further sale of such product, which could have a material adverse effect on the Company's business.

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

                        SWISHER INTERNATIONAL GROUP INC.
                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

       The Company is a plaintiff (along with other manufacturers of tobacco products, certain organizations representing the advertising industry and representatives of the retailing community) in United States Tobacco, et. al. v. United States Food and Drug Administration, et. al., an action filed in the United States District Court for the Middle District of North Carolina in 1995. Plaintiffs in the action are challenging the FDA's ability to enforce regulations promulgated in 1996 with respect to the marketing of and public access to certain tobacco products. Ruling in 1997 on a motion for summary judgment made by the plaintiffs, the Court found that the FDA did not lack jurisdiction to regulate plaintiffs but held that the FDA was preempted by the Comprehensive Smokeless Tobacco Health Education Act of 1986 from enforcing regulations pertaining to advertising and promotion of plaintiffs' products. The plaintiffs appealed the decision to the United States Court of Appeals for the Fourth Circuit. In February 1998, however, before a decision was rendered on the appeal, Judge Donald S. Russell, one of the panel who had heard the appeal, died. A rehearing has been scheduled for June 9, 1998.

       On March 31, 1998, City and County of San Francisco et. al. v. United States Tobacco Company, Inc., et. al. was filed in Superior Court of the State of California for the County of San Francisco against the Company, five other smokeless tobacco manufacturers and eleven retailers. The plaintiffs in the action, Environmental Law Foundation and the City and County of San Francisco, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California residents (without providing a "clear and reasonable warning" thereof) to substances known to the State of California to cause cancer, birth defects and reproductive harm, and (b) engaging in fraudulent and unfair business practices by marketing smokeless tobacco products to "young consumers". Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of unspecified amount of revenues obtained through wrongful sales. The Company believes that it has meritorious defenses and is vigorously defending against the action.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit
          Number              Description
          ------              -----------

           27.1        --Financial Data Schedule.



    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                        SWISHER INTERNATIONAL GROUP INC.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Swisher International Group Inc.



Date:    May 11, 1998                         By:  /s/ William Ziegler, III
      ------------------                           ----------------------------
                                                   William Ziegler, III
                                                   Chairman of the Board
                                                   and Chief Executive Officer
                                                   (principal executive officer)


Date:    May 11, 1998                         By:  /s/ Robert A. Britton
      ------------------                           ----------------------------
                                                   Robert A. Britton
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)