Form 10-Q
period 1998-06-30
SWISHER INTERNATIONAL GROUP INC
filed 1998-08-10
CIK 1025834

================================================================================
                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________


                         Commission file number 1-12521
                                                -------

                        SWISHER INTERNATIONAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       13-3857632
  -------------------------------                          ----------------
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
      Yes    X         No
           ----           ----

     The number of shares of Class A Common Stock (par value $.01) outstanding at July 31, 1998 was 5,778,300.

================================================================================

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                       Numbers
                                                                                                       -------

                                           Part I. Financial Information

Item 1.    Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets
             June 30, 1998 and December 31, 1997.....................................................       3

           Condensed Consolidated Statements of Income
             Six Months and Three Months Ended June 30, 1998 and 1997 ...............................       4

           Condensed Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1998 and 1997.................................................       5

           Notes to Condensed Consolidated Financial Statements .....................................     6-9

Item 2.    Management's Discussion and Analysis of the Results
             of Operations and Financial Condition...................................................   10-15


                                            Part II. Other Information


Item 1.    Legal Proceedings ........................................................................      16


Item 6.    Exhibits and Reports on Form 8-K .........................................................      16

Signatures...........................................................................................      17

                          PART I. FINANCIAL INFORMATION

                        SWISHER INTERNATIONAL GROUP INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                               June 30,           December 31,
                                                                                 1998                 1997
                                                                            -------------         ------------
                              ASSETS                                         (unaudited)
Current assets:
  Cash and cash equivalents                                                  $   1,090              $   1,057
  Accounts receivable, less allowance for doubtful accounts of
    $1,842 and $1,643, respectively                                             39,583                 32,348
  Inventories                                                                   75,872                 60,714
  Deferred income taxes                                                          1,218                  1,218
  Other current assets                                                           4,684                  3,096
                                                                             ---------              ---------

          Total current assets                                                 122,447                 98,433
                                                                             ---------              ---------

Property, plant and equipment:
  Land                                                                           1,299                  1,299
  Buildings and improvements                                                    20,969                 10,812
  Machinery and equipment                                                       53,846                 51,300
  Construction in progress                                                       4,511                 11,998
                                                                             ---------              ---------
                                                                                80,625                 75,409
  Less, accumulated depreciation                                                 9,323                  7,155
                                                                             ---------              ---------
                                                                                71,302                 68,254
                                                                             ---------              ---------
Goodwill, net of accumulated amortization of $4,144 and
  $3,512, respectively                                                          46,102                 46,733
Investment in Affiliates                                                        14,674                 13,315
Prepaid pension cost                                                             4,972                  4,972
Other assets                                                                     5,447                  6,050
                                                                             ---------              ---------

          Total assets                                                       $ 264,944              $ 237,757
                                                                             =========              =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                          $  10,000              $    --
  Short-term debt                                                               10,000                   --
  Accounts payable                                                               8,263                  8,102
  Accrued expenses                                                               8,379                  8,657
  Due to Affiliates                                                               --                    5,900
  Income taxes payable                                                           5,042                  2,863
                                                                             ---------              ---------

        Total current liabilities                                               41,684                 25,522

Long-term debt                                                                  96,081                101,092
Deferred income taxes                                                            8,847                  7,296
Accrued postretirement and postemployment benefits                              14,991                 14,241
Other liabilities                                                                3,707                  3,657
                                                                             ---------              ---------

         Total liabilities                                                     165,310                151,808
                                                                             ---------              ---------

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                     341                    341
  Paid-in capital                                                               45,428                 45,428
  Retained earnings                                                             56,693                 40,069
  Treasury stock, at cost, 221,700 shares                                       (2,895)                  --
  Cumulative translation adjustments                                                67                    111
                                                                             ---------              ---------
          Total stockholders' equity                                            99,634                 85,949
                                                                             ---------              ---------
          Total liabilities and stockholders' equity                         $ 264,944              $ 237,757
                                                                             =========              =========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                   Condensed Consolidated Statements of Income
                     (In thousands except per share amounts)



                                                               Six Months Ended               Three Months Ended
                                                                   June 30,                         June 30,
                                                       ------------------------------      ---------------------------
                                                           1998              1997             1998               1997
                                                       ------------      -----------       ---------          --------
                                                                  (unaudited)                        (unaudited)
Net Sales                                               $ 130,506         $ 134,468         $  70,223        $  70,669
Cost of sales                                              65,113            68,244            35,661           34,924
                                                        ---------         ---------         ---------        ---------

  Gross profit                                             65,393            66,224            34,562           35,745

Selling, general and administrative expenses               34,642            31,807            18,246           16,275
                                                        ---------         ---------         ---------        ---------

  Operating profit                                         30,751            34,417            16,316           19,470

Interest expense, net                                       3,695             4,250             1,899            2,120
Other (income) expense, net                                  (124)              (12)               34                4
                                                        ---------         ---------         ---------        ---------

Income before income taxes                                 27,180            30,179            14,383           17,346
Provision for income taxes                                 10,556            11,914             5,627            6,846
                                                        ---------         ---------         ---------        ---------

Net income                                              $  16,624         $  18,265         $   8,756        $  10,500
                                                        =========         =========         =========        =========

Earnings per share:
   Basic                                                $     .49         $     .54         $     .26        $     .31
                                                        =========         =========         =========        =========
   Diluted                                              $     .49         $     .54         $     .26        $     .31
                                                        =========         =========         =========        =========

Weighted average shares outstanding:
   Basic                                                   33,942            34,100            33,878           34,100
                                                        =========         =========         =========        =========
   Diluted                                                 33,942            34,100            33,878           34,100
                                                        =========         =========         =========        =========


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                              Six Months Ended
                                                                                                 June 30,
                                                                                     ------------------------------------
                                                                                         1998                      1997
                                                                                     -------------             ----------
                                                                                        (unaudited)
Cash flows from operating activities:
  Net income                                                                           $  16,624                $  18,265
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                          3,424                    3,207
    Deferred income taxes                                                                  1,551                    1,594
    Changes in assets and liabilities:
      Accounts receivable                                                                 (7,245)                 (11,937)
      Inventories                                                                        (15,173)                  (2,682)
      Other current assets                                                                (1,589)                  (1,161)
      Other assets                                                                           (24)                    (601)
      Accounts payable and accrued expenses                                                 (123)                   1,430
      Income taxes                                                                         2,178                    1,217
      Other liabilities                                                                      800                      400
      Other, net                                                                            --                         79
                                                                                       ---------                ---------
         Net cash provided by operating activities                                           423                    9,811
                                                                                       ---------                ---------
Cash flows from investing activities:
   Additions to property, plant and equipment                                             (5,216)                  (6,091)
   Investments in Affiliates                                                              (7,259)                    --
                                                                                       ---------                ---------
         Net cash used in investing activities                                           (12,475)                  (6,091)
                                                                                       ---------                ---------
Cash flows from financing activities:
  Long-term borrowings                                                                   291,200                   44,600
  Payments of long-term debt                                                            (286,211)                 (43,645)
  Change in short-term debt                                                               10,000                     --
  Repurchase of common stock                                                              (2,895)                    --
                                                                                       ---------                ---------
        Net cash provided by financing activities                                         12,094                      955
                                                                                       ---------                ---------
Effect of foreign exchange rate on cash                                                       (9)                    --
                                                                                       ---------                ---------
Net increase in cash and cash equivalents                                                     33                    4,675
Cash and cash equivalents, beginning of period                                             1,057                    1,744
                                                                                       ---------                ---------
Cash and cash equivalents, end of period                                               $   1,090                $   6,419
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

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


1.     ACCOUNTING POLICIES

       The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Swisher International Group Inc.'s (the "Company's") 1997 Annual Report to Stockholders. The interim statements are unaudited but include all adjustments, which consist of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but, as presented here, does not include all disclosures required by generally accepted accounting principles.

2.     SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

       "Net cash provided by operating activities" includes the following cash payments for interest and income taxes:

                                                         Six months ended
                                                            June 30,
                                                      ---------------------
                                                       1998          1997
                                                      -------       -------


       Interest, net of amount capitalized            $2,750        $3,143
       Income taxes                                    6,813         9,062


3.     EARNINGS PER SHARE

       In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. Weighted average shares used in computing diluted earnings per share may differ from the weighted average shares used in computing basic earnings per share as a result of employee stock options.

4.     INVENTORIES

       Inventories consist of the following:

                                      June 30,                December 31,
                                        1998                      1997
                                      --------                 ----------

       Finished goods                  $24,823                   $16,908
       Work-in-process                   2,635                     2,871
       Raw materials                    39,220                    33,485
       Stores and supplies               9,194                     7,450
                                      --------                   -------
                                       $75,872                   $60,714
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

       The Company is also a defendant along with multiple other defendants in three actions brought under California Proposition 65 and the California Unfair Competition Act (see "Legal Proceedings").

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

       In 1996, the federal Food and Drug Administration ("FDA") for the first time asserted jurisdiction over nicotine in tobacco as a "drug" and issued regulations purporting to regulate smokeless tobacco products as "medical devices." These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. In 1997, ruling in a case filed by the Company and other smokeless tobacco manufacturers to challenge the FDA's authority, a federal court held that the FDA as a matter of law is not precluded from regulating smokeless tobacco products as "medical devices" or from implementing certain labeling and access restrictions. At the same time, however, the court said that the FDA has no authority to restrict the advertising and promotion of smokeless tobacco products and stayed the effectiveness of any of the restrictions related to labeling, access, advertising and promotion due to take effect in 1997 and 1998 pending further order of the court. The court's opinion was appealed to the U.S. Court of Appeals for the Fourth Circuit in 1997. Due to the death of one of the Appeals Court judges who originally heard the appeal, the appeal was reargued on June 9, 1998 before a reconstituted appellate panel. The Company is unable to predict the outcome of the appeal or its impact on those portions of the

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


5.  CONTINGENCIES (continued)

regulations that have not been given effect. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

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

         In June 1997, the five largest tobacco companies announced an agreement with trial lawyers and the Attorneys General of several states suing to recoup Medicare and Medicaid expenses (the "Proposed Settlement"). Although the Company was not a party to any of the actions being settled (the "State AG Actions"), legislation introduced in Congress in the wake of the Proposed Settlement sought to raise the price of cigarettes and other tobacco products significantly and to regulate all tobacco products (including smokeless tobacco and, in some cases, cigars) by imposing full FDA regulation and by adopting new and highly restrictive marketing requirements. The legislation was defeated in June 1998; however, press reports indicate that alternative legislation is being developed in the Congress and that the tobacco companies which were parties to the Proposed Settlement have entered into new negotiations with the state Attorneys General to settle the State AG Actions. The Company cannot anticipate whether the new legislation, if introduced, will be adopted; whether the State AG Actions will be settled; or the extent to which such potential legislation or settlement may impact the Company's business.

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

6.  COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive Income for the six months and three months ended June 30, 1998 was $16,580 and $8,755, respectively.

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

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Net Sales. Net sales decreased $0.4 million or 0.6 % to $70.2 million for the three months ended June 30, 1998 from $70.7 million for the three months ended June 30, 1997. The decrease in net sales was due to lower sales of cigars and smokeless tobacco products and higher returns. Cigar sales decreased principally due to unit volume decline, in all categories except little cigars, offset partially by price increases in all cigar categories. Cigar sales also decreased as a result of a shift in sales mix to lower priced cigars. Smokeless tobacco sales decreased as a result of volume decline, offset partially by price increases in all smokeless tobacco categories. Higher returns were due to excess wholesale inventories of premium and mass market large cigars and a moderation in the growth of retail sales.

     Gross Profit. Gross profit decreased $1.2 million or 3.3% to $34.6 million (49.2% of net sales) for the three months ended June 30, 1998 from $35.7 million (50.6% of net sales) for the three months ended June 30, 1997. As a percentage of net sales, gross profit decreased due to a shift in sales mix.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $2.0 million or 12.1% to $18.2 million (26.0% of net sales ) for the three months ended June 30, 1998 from $16.3 million (23.0% of net sales) for the three months ended June 30, 1997. The increase of $2.0 million is principally due to an increase in selling and marketing expenses.

     Operating Profit. Operating profit decreased $3.2 million or 16.2% to $16.3 million (23.2% of net sales) for the three months ended June 30, 1998 from $19.5 million (27.6% of net sales) for the three months ended June 30, 1997. The decrease, as a percentage of net sales, was primarily due to lower gross profit margins, and an increase in SG&A expenses as a percentage of net sales.

     Interest Expense, Net. Interest expense, net decreased $0.2 million or 10.4% to $1.9 million for the three months ended June 30, 1998 from $2.1 million for the three months ended June 30, 1997. For the three months ended June 30, 1998, the average debt balance was $118.7 million, with an average effective interest rate of 6.40%. For the three months ended June 30, 1997, the average debt balance was $119.2 million, with an average effective interest rate of 7.12%.

     Income Taxes. The effective income tax rate was 39.1% and 39.5 % for the three month periods ended June 30, 1998 and 1997, respectively. The lower effective income tax rate for the three month period ended June 30, 1998 reflects a change in the geographical composition of earnings.

     Net Income. Net income decreased $1.7 million or 16.6% to $8.8 million (12.5% of net sales), for the three months ended June 30, 1998 from $10.5 million (14.9% of net sales), for the three months ended June 30, 1997.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Net Sales. Net sales decreased $4.0 million or 2.9% to $130.5 million for the six months ended June 30, 1998 from $134.5 million for the six months ended June 30, 1997. The decrease in net sales was due to lower sales of cigars and smokeless tobacco products and higher returns. Cigar sales decreased principally due to unit volume decline, in all categories except little cigars, offset partially by price increases in all cigar categories. Cigar sales also decreased as a result of a shift in sales mix to lower priced cigars. Smokeless tobacco sales decreased as a result of volume decline, offset partially by price increases in all smokeless tobacco categories. Higher returns were due to excess wholesale inventories of premium and mass market large cigars and a moderation in the growth of retail sales.

     Gross Profit. Gross profit decreased $0.8 million or 1.3% to $65.4 million (50.1% of net sales) for the six months ended June 30, 1998 from $66.2 million (49.2% of net sales) for the six months ended June 30, 1997. The decrease in gross profit for 1998 was due to the decrease in net sales. As a percentage of net sales, gross profit increased due to a shift in sales mix .

     SG&A Expenses. SG&A expenses increased $2.8 million or 8.9% to $34.6 million (26.5% of net sales) for the six months ended June 30, 1998 from $31.8 million (23.7% of net sales) for the six months ended June 30, 1997. The increase of $2.8 million is principally due to an increase in selling and marketing expenses.

     Operating Profit. Operating profit decreased $3.7 million or 10.7% to $30.8 million (23.6% of net sales) for the six months ended June 30, 1998 from $34.4 million (25.6% of net sales) for the six months ended June 30, 1997. The decrease, as a percentage of net sales, was primarily due to an increase in SG&A expenses.

     Interest Expense, Net. Interest expense, net decreased $0.6 million or 13.1% to $3.7 million for the six months ended June 30, 1998 from $4.3 million for the six months ended June 30, 1997. For the six months ended June 30, 1998, the average debt balance was $108.6 million, with an average effective interest rate of 6.81%. For the six months ended June 30, 1997, the average debt balance was $118.2 million, with an average effective interest rate of 7.19%.

     Income Taxes. The effective income tax rate was 38.8% and 39.5% for the six month periods ended June 30, 1998 and 1997, respectively. The lower effective income tax rate for the six month period ended June 30, 1998 reflects a change in the geographical composition of earnings.

     Net Income. Net income increased $1.6 million or 9.0% to $16.6 million (12.7% of net sales), for the six months ended June 30, 1998 from $18.3 million (13.6% of net sales), for the six months ended June 30, 1997.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Liquidity and Capital Resources

     Net cash flows provided by operating activities were $0.4 million and $9.8 million for the six month periods ended June 30, 1998 and 1997, respectively. The decrease of $9.4 million was primarily due to higher working capital requirements resulting from increased accounts receivable and inventory levels, and lower net income.

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

     Cash flows used in investing activities were $12.5 million and $6.1 million for the six month periods ended June 30, 1998 and 1997, respectively. Cash flows used in 1998 were primarily related to investments in joint ventures for the production of premium cigars, and purchases of property, plant and equipment. Cash flows used in 1997 were for the purchases of property, plant and equipment. For all of 1998, the Company currently expects that capital expenditures will be between $10 million and $15 million and will be used to expand its smokeless tobacco production capacity in moist snuff, expand its domestic production capacity in mass market cigars and continue its capital improvement program. Capital expenditures are estimated to be between $5 million and $8 million for each of 1999 and 2000 and are expected to be used to maintain existing equipment and facilities as well as increase production capacity. The capital expenditures referred to above are expected to be funded by cash flows from operations and, if needed, bank borrowings.

     Cash flows provided by financing activities were $12.1 million and $1.0 million for the six month periods ended June 30, 1998 and 1997, respectively. The 1998 amount is due principally to changes in long-term and short-term borrowings and the repurchase of common stock. The 1997 amount is due principally to changes in long-term borrowings.

     As of June 30, 1998, borrowings under the Credit Agreement were $106.0 million, and the Company had $22.825 million of unused availability thereunder, after taking into account approximately $1.175 million utilized to support letters of credit. Short-term debt consists of a $10.0 million Term Promissory Note due October 15, 1998.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Liquidity and Capital Resources (continued)

     To convert floating rate debt into fixed rate debt, the Company previously entered into two interest rate swap agreements. As of June 30, 1998, the total notional amount covered by existing swap agreements was $50.0 million. The notional amount decreases to $15.0 million on November 16, 1998, and the remaining agreement terminates on July 2, 1999. Under the terms of these agreements, the Company receives a variable interest rate equal to three-month LIBOR and pays a fixed rate of approximately 5.9%, as of June 30, 1998. If the Company terminated these agreements on June 30, 1998 or 1997, the effect, as of the end of each period, would be insignificant.

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

Regulation

     In 1996, the federal Food and Drug Administration ("FDA") for the first time asserted jurisdiction over nicotine in tobacco as a "drug" and issued regulations purporting to regulate smokeless tobacco products as "medical devices." These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. In 1997, ruling in a case filed by the Company and other smokeless tobacco manufacturers to challenge the FDA'a authority, a federal court held that the FDA as a matter of law is not precluded from regulating smokeless tobacco products as "medical devices" or from implementing certain labeling and access restrictions. At the same time, however, the court said that the FDA has no authority to restrict the advertising and promotion of smokeless tobacco products and stayed the effectiveness of any of the restrictions related to labeling, access, advertising and promotion due to take effect in 1997 and 1998 pending further order of the court. The court's opinion was appealed to the U.S. Court of Appeals for the Fourth Circuit in 1997. Due to the death of one of the Appeals Court judges who originally heard the appeal, the appeal was reargued on June 9, 1998 before a reconstituted appellate panel. The Company is unable to predict the outcome of the appeal or its impact on those portions of the regulations that have not been given effect. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Regulation (continued)

     In June 1997, the five largest tobacco companies announced an agreement with trial lawyers and the Attorneys General of several states suing to recoup Medicare and Medicaid expenses (the "Proposed Settlement"). Although the Company was not a party to any of the actions being settled (the "State AG Actions"), legislation introduced in Congress in the wake of the Proposed Settlement sought to raise the price of cigarettes and other tobacco products significantly and to regulate all tobacco products (including smokeless tobacco and, in some cases, cigars) by imposing full FDA regulation and by adopting new and highly restrictive marketing requirements. The legislation was defeated in June 1998; however, press reports indicate that alternative legislation is being developed in the Congress and that the tobacco companies which were parties to the Proposed Settlement have entered into new negotiations with the state Attorneys General to settle the State AG Actions. The Company cannot anticipate whether the new legislation, if introduced, will be adopted; whether the State AG Actions will be settled; or the extent to which such potential legislation or settlement may impact the Company's business.

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

     The Company is also a defendant along with multiple other defendants in three actions brought under California Proposition 65 and the California Unfair Competition Act (see "Legal Proceedings").

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

Other

     Due to industry-wide excess retail inventory levels of premium cigars, the Company has reduced production at its offshore facilities.

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

                        SWISHER INTERNATIONAL GROUP INC.
                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       On March 31, 1998, City and County of San Francisco et. al. v. United States Tobacco Company, Inc. et. al. was filed in Superior Court of the State of California for the County of San Francisco against the Company, five other smokeless tobacco manufacturers and eleven retailers. The plaintiffs in the action, Environmental Law Foundation and the City and County of San Francisco, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California residents (without providing a "clear and reasonable warning" thereof) to substances known to the State of California to cause cancer, birth defects and reproductive harm, and (b) engaging in fraudulent and unfair business practices by marketing smokeless tobacco products to "young consumers". Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of unspecified amount of revenues obtained through wrongful sales. The Company believes that it has meritorious defenses and is vigorously defending against the action.

       On July 14, 1998, The People of the State of California et. al. v. Philip Morris Incorporated et. al. was filed in Superior Court of the State of California for the County of Los Angeles against the Company, six other cigar manufacturers, six cigarette manufacturers, fifteen retailers and one pipe tobacco manufacturer. The plaintiffs in the action, the Los Angeles City Attorney on behalf of the People of California and American Environmental Safety Institute, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California non-smokers to environmental tobacco smoke (resulting in exposure without warning "to chemicals known to the State of California to cause cancer and/or and reproductive toxicity"), and (b) thereby engaging in fraudulent and unfair business practices. Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of unspecified amount of revenues obtained through wrongful sales. The Company believes that it has meritorious defenses and is vigorously defending against the action.

       On July 28, 1998, The People of the State of California et. al. v. General Cigar Co., Inc. et. al. was filed in Superior Court of the State of California for the County of San Francisco against the Company, nine other manufacturers of cigars and pipe tobacco. The plaintiffs in the action, the San Jose City Attorney on behalf of the People of California and Lexington Law Group, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California non-smokers to environmental tobacco smoke (resulting in exposure without warning "to chemicals known to the State of California to cause cancer and/or and reproductive toxicity"), and (b) thereby engaging in fraudulent and unfair business practices. Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of unspecified amount of revenues obtained through wrongful sales. The Company believes that it has meritorious defenses and is vigorously defending against the action.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit
           Number              Description
           ------              -----------

            27.1               --Financial Data Schedule.

      (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the six months ended June 30, 1998.

                        SWISHER INTERNATIONAL GROUP INC.
                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Swisher International Group Inc.



Date:    August 10, 1998                      By: /s/ William Ziegler, III
      ---------------------                      ------------------------------
                                                 William Ziegler, III
                                                 Chairman of the Board
                                                 and Chief Executive Officer
                                                 (principal executive officer)


Date:    August 10, 1998                      By: /s/  Robert A. Britton
      ---------------------                      ------------------------------
                                                 Robert A. Britton
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)