Form 10-Q
period 1998-09-30
SWISHER INTERNATIONAL GROUP INC
filed 1998-11-04
CIK 1025834

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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
      Yes    X                        No
           -----                           -----

     The number of shares of Class A Common Stock (par value $.01) outstanding at October 30, 1998 was 5,778,300.

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                     Numbers
                                                                                                     -------
                          Part I. Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997................................................     3

         Condensed Consolidated Statements of Income
           Nine Months and Three Months Ended September 30, 1998 and 1997..........................     4

         Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997...........................................     5

         Notes to Condensed Consolidated Financial Statements......................................    6-9

Item 2.  Management's Discussion and Analysis of the Results
           of Operations and Financial Condition...................................................   10-17


                           Part II. Other Information


Item 1.  Legal Proceedings.........................................................................   18-19



Item 6.  Exhibits and Reports on Form 8-K..........................................................    19

Signatures.........................................................................................    20

                          PART I. FINANCIAL INFORMATION

                        SWISHER INTERNATIONAL GROUP INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                September 30,    December 31,
                                                                    1998             1997
                                                                ------------     ------------
                                                                (unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents                                       $   1,405       $   1,057
  Accounts receivable, less allowance for doubtful accounts of
    $1,805 and $1,643, respectively                                  38,766          32,348
  Inventories                                                        78,147          60,714
  Deferred income taxes                                               1,218           1,218
  Other current assets                                                4,441           3,096
                                                                  ---------       ---------

          Total current assets                                      123,977          98,433
                                                                  ---------       ---------

Property, plant and equipment:
  Land                                                                1,563           1,299
  Buildings and improvements                                         21,687          10,812
  Machinery and equipment                                            56,939          51,300
  Construction in progress                                            2,012          11,998
                                                                  ---------       ---------
                                                                     82,201          75,409
  Less, accumulated depreciation                                     10,410           7,155
                                                                  ---------       ---------
                                                                     71,791          68,254
                                                                  ---------       ---------
Goodwill, net of accumulated amortization of $4,459 and
  $3,512, respectively                                               45,786          46,733
Investment in Affiliates                                             11,733          13,315
Prepaid pension cost                                                  4,972           4,972
Other assets                                                          5,142           6,050
                                                                  ---------       ---------

          Total assets                                            $ 263,401       $ 237,757
                                                                  =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                               $  10,000       $      --
  Short-term debt                                                    10,000              --
  Accounts payable                                                    7,901           8,102
  Accrued expenses                                                    8,907           8,657
  Due to Affiliates                                                      --           5,900
  Income taxes payable                                                5,739           2,863
                                                                  ---------       ---------

        Total current liabilities                                    42,547          25,522

Long-term debt                                                       83,579         101,092
Deferred income taxes                                                 9,617           7,296
Accrued postretirement and postemployment benefits                   15,366          14,241
Other liabilities                                                     3,732           3,657
                                                                  ---------       ---------

         Total liabilities                                          154,841         151,808
                                                                  ---------       ---------

Commitments and contingencies

Stockholders' equity:
  Common stock                                                          341             341
  Paid-in capital                                                    45,428          45,428
  Retained earnings                                                  65,592          40,069
  Treasury stock, at cost, 221,700 shares                            (2,895)             --
  Cumulative translation adjustments                                     94             111
                                                                  ---------       ---------
          Total stockholders' equity                                108,560          85,949
                                                                  ---------       ---------
          Total liabilities and stockholders' equity              $ 263,401       $ 237,757
                                                                  =========       =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                   Condensed Consolidated Statements of Income
                     (In thousands except per share amounts)

                                                Nine Months Ended    Three Months Ended
                                                  September 30,         September 30,
                                                -----------------    ------------------
                                                 1998       1997       1998       1997
                                                 ----       ----       ----       ----
                                                   (unaudited)           (unaudited)
Net Sales                                      $204,244   $209,959   $ 73,738   $ 75,491
Cost of sales                                   103,392    106,024     38,279     37,780
                                               --------   --------   --------   --------

  Gross profit                                  100,852    103,935     35,459     37,711

Selling, general and administrative expenses     52,579     49,456     17,937     17,649
                                               --------   --------   --------   --------

  Operating profit                               48,273     54,479     17,522     20,062

Interest expense, net                             5,738      6,135      2,043      1,885
Other expense, net                                  748         97        872        109
                                               --------   --------   --------   --------

Income before income taxes                       41,787     48,247     14,607     18,068
Provision for income taxes                       16,264     19,058      5,708      7,144
                                               --------   --------   --------   --------

Net income                                     $ 25,523   $ 29,189   $  8,899   $ 10,924
                                               ========   ========   ========   ========

Earnings per share:
   Basic                                       $    .75   $    .86   $    .26   $    .32
                                               ========   ========   ========   ========
   Diluted                                     $    .75   $    .86   $    .26   $    .32
                                               ========   ========   ========   ========

Weighted average shares outstanding:
   Basic                                         33,920     34,100     33,878     34,100
                                               ========   ========   ========   ========
   Diluted                                       33,920     34,100     33,878     34,100
                                               ========   ========   ========   ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                Nine Months Ended
                                                                  September 30,
                                                                -----------------
                                                                1998         1997
                                                                ----         ----
                                                                   (unaudited)
Cash flows from operating activities:
  Net income                                                 $  25,523    $  29,189
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                5,140        4,808
    Deferred income taxes                                        2,321        2,698
    Provision for loss on closure of joint venture                 806           --
    Gain on disposal of property, plant and equipment               --          (29)
    Changes in assets and liabilities:
      Accounts receivable                                       (8,526)     (16,815)
      Inventories                                              (13,490)         747
      Other current assets                                      (1,346)      (1,792)
      Other assets                                                 (30)      (1,056)
      Accounts payable and accrued expenses                         47        1,124
      Income taxes                                               2,876        2,999
      Other liabilities                                          1,200        1,001
      Other, net                                                    --           25
                                                             ---------    ---------
         Net cash provided by operating activities              14,521       22,899
                                                             ---------    ---------
Cash flows from investing activities:
   Proceeds from disposal of property, plant and equipment          --          563
   Additions to property, plant and equipment                   (6,503)      (9,450)
   Investments in Affiliates                                    (7,259)          --
                                                             ---------    ---------
         Net cash used in investing activities                 (13,762)      (8,887)
                                                             ---------    ---------
Cash flows from financing activities:
  Long-term borrowings                                         446,100       56,000
  Payments of long-term debt                                  (453,613)     (69,072)
  Change in short-term debt                                     10,000           --
  Repurchase of common stock                                    (2,895)          --
                                                             ---------    ---------
        Net cash used in financing activities                     (408)     (13,072)
                                                             ---------    ---------
Effect of foreign exchange rate on cash                             (3)          --
                                                             ---------    ---------
Net increase in cash and cash equivalents                          348          940
Cash and cash equivalents, beginning of period                   1,057        1,744
                                                             ---------    ---------
Cash and cash equivalents, end of period                     $   1,405    $   2,684
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

2.     SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

       "Net cash provided by operating activities" includes the following cash payments for interest and income taxes:

                                                      Nine months ended
                                                        September 30,
                                                     -------------------
                                                     1998           1997
                                                     ----           ----

       Interest, net of amount capitalized         $ 4,904        $ 6,664
       Income taxes                                 11,011         13,220

       During the three months ended September 30, 1998, a decision was made to close the COTABEX joint venture, a three-party arrangement between the Company and two other cigar manufacturers. As a result, the Company received inventory and machinery and equipment with a total value of $4,238, as settlement of a receivable from one of its partners ($2,103), and return of its investment ($2,941), which resulted in a loss of $806.

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

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


4.     INVENTORIES

       Inventories consist of the following:

                                           September 30,       December 31,
                                               1998                1997
                                           -------------       ------------

       Finished goods                         $23,124             $16,908
       Work-in-process                          2,679               2,871
       Raw materials                           42,906              33,485
       Stores and supplies                      9,438               7,450
                                              -------             -------
                                              $78,147             $60,714
                                              =======             =======

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

       The Company is a defendant, along with other defendants in an action brought by an individual plaintiff in Louisiana seeking damages and other relief in connection with injuries allegedly resulting from use of the Company's and the other defendants' products. The Company and other defendants have been named in a Texas action brought by another individual seeking damages and other relief in connection with injuries allegedly caused to plaintiff by products manufactured by the Company and the other defendants. The Company believes that it has meritorious defenses and is vigorously defending these lawsuits.

       In addition, 65 individuals have filed simultaneous actions in a West Virginia court against 20 manufacturers of tobacco products (including the Company) and fourteen other defendants, alleging that products made by one or more of the defendants caused them injury (see "Legal Proceedings").

       The Company is also a defendant along with multiple other defendants in three actions brought under California Proposition 65 and the California Unfair Competition Act (see "Legal Proceedings").

       Further, the Company is subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in future suits, nor can there be any assurance that existing or future litigation will not result in an adverse judgment against the Company which could have a material effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such coverage is commercially prohibitive. Additionally, a judgment against the Company with respect to a product or any related products could preclude the further sale of such product, which could have a material adverse effect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)

5.     CONTINGENCIES (continued)

       In 1996, the federal Food and Drug Administration ("FDA") for the first time asserted jurisdiction over nicotine in tobacco as a "drug" and issued regulations purporting to regulate smokeless tobacco products as "medical devices." These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. In 1997, ruling in a case filed by the Company and other smokeless tobacco manufacturers to challenge the FDA's authority, a federal court held that the FDA as a matter of law is not precluded from regulating smokeless tobacco products as "medical devices" or from implementing certain labeling and access restrictions. At the same time, however, the court said that the FDA has no authority to restrict the advertising and promotion of smokeless tobacco products and stayed the effectiveness of any of the restrictions related to labeling, access, advertising and promotion due to take effect in 1997 and 1998 pending further order of the court. The court's opinion was appealed to the U.S. Court of Appeals for the Fourth Circuit in 1997. Due to the death of one of the Appeals Court judges who originally heard the appeal, the appeal was reargued, and on August 14, 1998 a reconstituted appellate panel reversed the District Court ruling and held that the FDA had no jurisdiction to regulate tobacco. That holding has been appealed. The Company is unable to predict the outcome of the appeal or its impact on those portions of the regulations that have not been given effect. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

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

       In June 1997, the five largest tobacco companies announced an agreement with trial lawyers and the Attorneys General of several states suing to recoup Medicare and Medicaid expenses (the "Proposed Settlement"). Although the Company was not a party to any of the actions being settled (the "State AG Actions"), legislation introduced in Congress in the wake of the Proposed Settlement sought to raise the price of cigarettes and other tobacco products significantly and to regulate all tobacco products (including smokeless tobacco and, in some cases, cigars) by imposing full FDA regulation and by adopting new and highly restrictive marketing requirements. In September 1998, when insufficient votes could be found to support a cloture motion, Congressional leadership tabled the proposed legislation. However, press reports indicate that alternative legislation is being developed in the Congress and that the tobacco companies which were parties to the Proposed Settlement have entered into new negotiations with certain state Attorneys General to settle the State AG Actions. The Company cannot anticipate whether the new legislation, if introduced, will be adopted;

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

6.     COMPREHENSIVE INCOME

       In September 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive Income for the nine months and three months ended September 30, 1998 was $25,506 and $8,926, respectively.

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

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends SFAS No. 87, 88, and 106, and is intended to standardize the disclosure requirements for employer sponsored retirement plans and other retiree benefits. SFAS No. 132 will require new information from plan sponsors, eliminate certain information that is no longer considered useful, but will not modify recognition or measurement requirements. The Company has not yet evaluated the effects of this standard on its financial statement disclosures.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Net Sales. Net sales decreased $1.8 million or 2.3% to $73.7 million for the three months ended September 30, 1998 from $75.5 million for the three months ended September 30, 1997. The decrease in net sales was due to lower sales of premium cigars and smokeless tobacco products and higher product returns, offset partially by higher sales of mass market cigars. Mass market cigar sales increased principally due to unit volume growth and price increases. Premium cigar sales decreased as a result of volume decline and lower pricing. Smokeless tobacco sales decreased as a result of volume decline, offset partially by price increases in all smokeless tobacco categories. Higher product returns were due to excess wholesale inventories of premium and mass market large cigars and a moderation in the growth of retail sales.

     Gross Profit. Gross profit decreased $2.3 million or 6.0% to $35.5 million (48.1% of net sales) for the three months ended September 30, 1998 from $37.7 million (50.0% of net sales) for the three months ended September 30, 1997. As a percentage of net sales, gross profit decreased due to a shift in sales mix.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $0.3 million or 1.6% to $17.9 million (24.3% of net sales ) for the three months ended September 30, 1998 from $17.6 million (23.4% of net sales) for the three months ended September 30, 1997. The increase of $0.3 million is principally due to an increase in selling and marketing expenses.

     Operating Profit. Operating profit decreased $2.5 million or 12.7% to $17.5 million (23.8% of net sales) for the three months ended September 30, 1998 from $20.1 million (26.6% of net sales) for the three months ended September 30, 1997. The decrease, as a percentage of net sales, was primarily due to lower gross profit margins, and an increase in SG&A expenses both absolutely and as a percentage of net sales.

     Interest Expense, Net. Interest expense, net increased $0.2 million or 8.4% to $2.0 million for the three months ended September 30, 1998 from $1.9 million for the three months ended September 30, 1997. For the three months ended September 30, 1998, the average debt balance was $109.8 million, with an average effective interest rate of 7.44%. For the three months ended September 30, 1997, the average debt balance was $111.6 million, with an average effective interest rate of 6.75%.

     Other (Income) Expense, Net. For the three months ended September 30, 1998, other (income) expense, net includes a charge of $0.8 million related to the closure of the COTABEX joint venture, a three party arrangement between the Company and two other cigar manufacturers, which is expected to be completed within the next several months.

      Income Taxes. The effective income tax rate was 39.1% and 39.5 % for the three month periods ended September 30, 1998 and 1997, respectively. The lower effective income tax rate for the three month period ended September 30, 1998 reflects a change in the geographical composition of earnings.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997 (continued)

     Net Income. Net income decreased $2.0 million or 18.5% to $8.9 million (12.1% of net sales), for the three months ended September 30, 1998 from $10.9 million (14.5% of net sales), for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net Sales. Net sales decreased $5.7 million or 2.7% to $204.2 million for the nine months ended September 30, 1998 from $210.0 million for the nine months ended September 30, 1997. The decrease in net sales was due to lower sales of smokeless tobacco products and higher product returns, offset partially by higher sales of cigars. Cigar sales increased principally due to price increases in all categories except premium cigars, offset by unit volume decline, in all categories except little cigars. Smokeless tobacco sales decreased as a result of volume decline, offset partially by price increases in all smokeless tobacco categories. Higher product returns were due to excess wholesale inventories of premium and mass market large cigars and a moderation in the growth of retail sales.

     Gross Profit. Gross profit decreased $3.1 million or 3.0% to $100.9 million (49.4% of net sales) for the nine months ended September 30, 1998 from $103.9 million (49.5% of net sales) for the nine months ended September 30, 1997. The decrease in gross profit for 1998 was due to the decrease in net sales and a shift in sales mix .

     SG&A Expenses. SG&A expenses increased $3.1 million or 6.3% to $52.6 million (25.7% of net sales) for the nine months ended September 30, 1998 from $49.5 million (23.6% of net sales) for the nine months ended September 30, 1997. The increase of $3.1 million is principally due to an increase in selling and marketing expenses.

     Operating Profit. Operating profit decreased $6.2 million or 11.4% to $48.3 million (23.6% of net sales) for the nine months ended September 30, 1998 from $54.5 million (25.9% of net sales) for the nine months ended September 30, 1997. The decrease, as a percentage of net sales, was primarily due to an increase in SG&A expenses both absolutely and as a percentage of net sales, and lower gross profit margins.

     Interest Expense, Net. Interest expense, net decreased $0.4 million or 6.5% to $5.7 million for the nine months ended September 30, 1998 from $6.1 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the average debt balance was $102.3 million, with an average effective interest rate of 7.48%. For the nine months ended September 30, 1997, the average debt balance was $111.2 million, with an average effective interest rate of 7.36%.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997 (continued)

     Other (Income) Expense, Net. For the nine months ended September 30, 1998, other (income) expense, net includes a charge of $0.8 million related to the closure of the COTABEX joint venture, a three party arrangement between the Company and two other cigar manufacturers, which is expected to be completed within the next several months.

     Income Taxes. The effective income tax rate was 38.9% and 39.5% for the nine month periods ended September 30, 1998 and 1997, respectively. The lower effective income tax rate for the nine month period ended September 30, 1998 reflects a change in the geographical composition of earnings.

     Net Income. Net income decreased $3.7 million or 12.6% to $25.5 million (12.5% of net sales), for the nine months ended September 30, 1998 from $29.2 million (13.9% of net sales), for the nine months ended September 30, 1997.

Liquidity and Capital Resources

     Net cash flows provided by operating activities were $14.5 million and $22.9 million for the nine month periods ended September 30, 1998 and 1997, respectively. The decrease of $8.4 million was primarily due to higher working capital requirements resulting from increased inventory levels and lower net income.

     The Company's raw material inventory requirements for cigar production are relatively modest due to its long standing relationships with major tobacco suppliers who commit to supply tobacco inventory as needed by the Company. The Company's largest working capital requirements are driven by its smokeless tobacco operations. The tobacco for dry and moist snuff and loose-leaf chewing tobacco requires aging of two to three years before being processed into finished products. The Company maintains sufficient smokeless tobacco raw material inventories to ensure proper aging and an adequate supply. Although the Company's business is not seasonal, purchases of smokeless tobacco raw material inventory typically occur from the middle of the fourth quarter through the end of the first quarter of each year. Therefore, smokeless tobacco inventories at year end and at the end of the first quarter are typically higher than during the rest of the year. The Company will fund its seasonal working capital requirements through operating cash flows, and, if needed, bank borrowings.

     Cash flows used in investing activities were $13.8 million and $8.9 million for the nine month periods ended September 30, 1998 and 1997, respectively. Cash flows used in 1998 were primarily related to investments in joint ventures for the production of premium cigars, and purchases of property, plant and equipment. Cash flows used in 1997 were for the purchases of property, plant and equipment. For all of 1998, the Company currently expects that capital expenditures will be between $7 million and $10 million and will be used to expand its smokeless tobacco production capacity in moist snuff, expand its domestic production capacity in mass market cigars and continue its capital improvement program. Capital expenditures are estimated to be between $5 million and $8 million for each of 1999 and 2000 and are expected to be used to maintain existing equipment and

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Liquidity and Capital Resources (continued)

facilities as well as increase production capacity. The capital expenditures referred to above are expected to be funded by cash flows from operations and, if needed, bank borrowings.

     Cash flows used in financing activities were $0.4 million and $13.1 million for the nine month periods ended September 30, 1998 and 1997, respectively. The 1998 amount is due principally to changes in long-term and short-term borrowings and the repurchase of common stock. The 1997 amount is due principally to changes in long-term borrowings.

     As of September 30, 1998, borrowings under the Credit Agreement were $93.5 million, and the Company had $35.325 million of unused availability thereunder, after taking into account approximately $1.175 million utilized to support letters of credit. Short-term debt consists of a $10.0 million Term Promissory Note which was repaid on October 15, 1998.

     To convert floating rate debt into fixed rate debt, the Company previously entered into two interest rate swap agreements. As of September 30, 1998, the total notional amount covered by existing swap agreements was $50.0 million. The notional amount decreases to $15.0 million on November 16, 1998, and the remaining agreement terminates on July 2, 1999. Under the terms of these agreements, the Company receives a variable interest rate equal to three-month LIBOR and pays a fixed rate of approximately 5.9%, as of September 30, 1998. If the Company terminated these agreements on September 30, 1998 or 1997, the effect, as of the end of each period, would be insignificant.

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

Regulation

     In 1996, the federal Food and Drug Administration ("FDA") for the first time asserted jurisdiction over nicotine in tobacco as a "drug" and issued regulations purporting to regulate smokeless tobacco products as "medical devices." These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. In 1997, ruling in a case filed by the Company and other smokeless tobacco manufacturers to challenge the FDA'a authority, a federal court held that the FDA as a matter of law is not precluded from regulating smokeless tobacco products as "medical devices"

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Regulation (continued)

or from implementing certain labeling and access restrictions. At the same time, however, the court said that the FDA has no authority to restrict the advertising and promotion of smokeless tobacco products and stayed the effectiveness of any of the restrictions related to labeling, access, advertising and promotion due to take effect in 1997 and 1998 pending further order of the court. The court's opinion was appealed to the U.S. Court of Appeals for the Fourth Circuit in 1997. Due to the death of one of the Appeals Court judges who originally heard the appeal, the appeal was reargued, and on August 14, 1998, a reconstituted appellate panel reversed the District Court ruling and held that the FDA had no jurisdiction to regulate tobacco. That holding has been appealed. The Company is unable to predict the outcome of the appeal or its impact on those portions of the regulations that have not been given effect. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

     In June 1997, the five largest tobacco companies announced an agreement with trial lawyers and the Attorneys General of several states suing to recoup Medicare and Medicaid expenses (the "Proposed Settlement"). Although the Company was not a party to any of the actions being settled (the "State AG Actions"), legislation introduced in Congress in the wake of the Proposed Settlement sought to raise the price of cigarettes and other tobacco products significantly and to regulate all tobacco products (including smokeless tobacco and, in some cases, cigars) by imposing full FDA regulation and by adopting new and highly restrictive marketing requirements. In September 1998, when insufficient votes could be found for a cloture motion, Congressional leadership tabled the proposed legislation. However, press reports indicate that alternative legislation is being developed in the Congress and that the tobacco companies which were parties to the Proposed Settlement have entered into new negotiations with certain state Attorneys General to settle the State AG Actions. The Company cannot anticipate whether the new legislation, if introduced, will be adopted; whether the State AG Actions will be settled; or the extent to which such potential legislation or settlement may impact the Company's business.

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

     The Company is a defendant, along with other defendants in an action brought by an individual plaintiff in Louisiana seeking damages and other relief in connection with injuries allegedly resulting from use of the Company's and the other defendants' products. The Company and other defendants have been named in a Texas action brought by another individual seeking damages and other relief in connection with injuries allegedly caused to plaintiff by products manufactured by the Company and the other defendants. The Company believes that it has meritorious defenses and is vigorously defending these lawsuits.

     In addition, 65 individuals have filed simultaneous actions in a West Virginia court against 20 manufacturers of tobacco products (including the Company) and fourteen other defendants, alleging that products made by one or more of the defendants caused them injury (see "Legal Proceedings").

     The Company is also a defendant along with multiple other defendants in three actions brought under California Proposition 65 and the California Unfair Competition Act (see "Legal Proceedings").

     Further, the Company is subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in future suits, nor can there be any assurance that existing or future litigation will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such coverage is commercially prohibitive. Additionally, a judgment against the Company with respect to a product or any related products could preclude the further sale of such product, which could have a material adverse effect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Year 2000

      The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      The Company has modified all its existing computer applications and believes they are Year 2000 compliant. All databases currently contain four-digit years in their date fields, instead of the former two-digit years, and all software has been tested to ensure that these dates are read and interpreted correctly. All non-compliant hardware has been replaced with machinery represented as compliant, and all non-IT systems have been reviewed with their manufacturers and are now believed to be compliant.

      The Company's use of third-party software applications is limited to UNIX-and Microsoft Windows-based operating systems and standard personal computer office software such as word processing and spreadsheet applications. The manufacturers have reported all such software as Year 2000 compliant. As the Company uses Electronic Data Interchange extensively to communicate with certain customers, specifically for order taking and invoicing, this area is being monitored carefully to ensure that these customers are able to send and receive compliant data no later than June 30, 1999.

      Most Year 2000 compliance efforts were completed by the Company's IT staff with minimal time and without affecting progress of other IT projects. As a result, the Company's Year 2000 expenditures have approximated only $50,000, and future costs are expected to be insignificant.

      While the Company believes its current state of readiness mitigates most risks associated with the Year 2000 Issue, it will continue to monitor the progress of its customers, suppliers and other business partners in addressing the Year 2000.

Other

      Due to industry-wide excess retail inventory levels of premium cigars, the Company has reduced production at its offshore facilities, including closure of the COTABEX joint venture.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition


Other (continued)

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

                        SWISHER INTERNATIONAL GROUP INC.
                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

       On March 31, 1998, The City and County of San Francisco et. al. v. United States Tobacco Company, Inc. et. al. was filed in Superior Court of the State of California for the County of San Francisco against the Company, five other smokeless tobacco manufacturers and eleven retailers. The plaintiffs in the action, Environmental Law Foundation and the City and County of San Francisco, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California residents (without providing a "clear and reasonable warning" thereof) to substances known to the State of California to cause cancer, birth defects and reproductive harm, and (b) engaging in fraudulent and unfair business practices by marketing smokeless tobacco products to "young consumers". Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of an unspecified amount of revenues obtained through allegedly wrongful sales. The Company believes that it has meritorious defenses and is vigorously defending the action.

       On July 14, 1998, The People of the State of California et. al. v. Philip Morris Incorporated et. al. was filed in Superior Court of the State of California for the County of Los Angeles against the Company, six other cigar manufacturers, six cigarette manufacturers, fifteen retailers and one pipe tobacco manufacturer. The plaintiffs in the action, the Los Angeles City Attorney on behalf of the People of California and American Environmental Safety Institute, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California non-smokers to environmental tobacco smoke (resulting in exposure without warning "to chemicals known to the State of California to cause cancer and/or reproductive toxicity"), and (b) thereby engaging in fraudulent and unfair business practices. Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of an unspecified amount of revenues obtained through allegedly wrongful sales. The Company believes that it has meritorious defenses and is vigorously defending the action.

       On July 28, 1998, The People of the State of California et. al. v. General Cigar Co., Inc. et. al. was filed in Superior Court of the State of California for the County of San Francisco against the Company and nine other manufacturers of cigars and pipe tobacco. The plaintiffs in the action, the San Jose City Attorney on behalf of the People of California and Lexington Law Group, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California non-smokers to environmental tobacco smoke (resulting in exposure without warning "to chemicals known to the State of California to cause cancer and/or reproductive toxicity"), and (b) thereby engaging in fraudulent and unfair business practices. Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of an unspecified amount of revenues obtained through allegedly wrongful sales. The Company believes that it has meritorious defenses and is vigorously defending the action.

                        SWISHER INTERNATIONAL GROUP INC.
                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings (continued)

       On October 1, 1998, a group of 65 cases were filed jointly in the Circuit Court of Kanawha County, West Virginia against the Company under the collective title, Kelly Allen, et al. v. Phillip Morris Incorporated, et al. Among the 34 defendants named are twenty manufacturers of cigarettes, roll-your-own tobacco and/or smokeless tobacco products including the Company, nine distributors and retailers and four trade associations. The 65 distinct plaintiffs in these actions (who seek to have their cases grouped to take advantage of a mass litigation panel recently established by the West Virginia courts) allege in their common complaint that each of them is a West Virginia resident (or the representative of a deceased West Virginia resident) who uses or has used tobacco products manufactured by one or more of the defendants and has developed "some form of cancer or vascular disease". The complaint does not attempt to establish that any specific plaintiff used any specific product or the name of the manufacturer thereof or the damage that was allegedly caused thereby; nevertheless, damages in an unspecified amount are sought against all the defendants. The Company intends to defend the action vigorously.



Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit
           Number         Description
           ------         -----------

            27.1        --Financial Data Schedule.

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the nine months ended September 30, 1998.

                        SWISHER INTERNATIONAL GROUP INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Swisher International Group Inc.



Date: November 4, 1998                     By: /s/ William Ziegler, III
      -------------------                      -----------------------------
                                                   William Ziegler, III
                                                   Chairman of the Board
                                                   and Chief Executive Officer
                                                   (principal executive officer)


Date: November 4, 1998                     By: /s/ Robert A. Britton
      -------------------                      -----------------------------
                                                   Robert A. Britton
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)