Form 10-K405
period 1998-12-31
SWISHER INTERNATIONAL GROUP INC
filed 1999-03-30
CIK 1025834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

                                  203-656-8000
                               ------------------
                               (Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Class A Common Stock, $.01 par value                 New York Stock Exchange
-------------------------------------            ------------------------------
         Title of each class                        Name of each exchange on
                                                        which registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of Class A Common Stock (par value $.01) held by non-affiliates at March 23, 1999 was approximately $51,643,556.

     The number of shares of Class A Common Stock (par value $.01) outstanding as of March 23, 1999 was 5,778,300.

================================================================================

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Swisher International Group Inc. (the 'Company') and its subsidiaries manufacture and sell cigars and smokeless tobacco products. Founded in 1861, the Company believes it is currently the largest manufacturer and marketer of cigars in the world, as measured by units sold. Through November 6, 1995, Swisher International, Inc. ('Swisher'), the Company's operating subsidiary, was a wholly-owned subsidiary of American Maize-Products Company ('American Maize'). On November 6, 1995, in connection with the acquisition of American Maize and its subsidiaries by Eridania Beghin-Say, S.A. ('EBS'), all of the outstanding common stock of Swisher was simultaneously sold to the Company (the 'American Maize Transaction'), which was a wholly-owned subsidiary of Hay Island Holding Corporation ('Hay Island' or the 'Class B Holder'), the Class B Holder. EBS retained a 12% beneficial interest in Swisher through its ownership of 12% of the shares of capital stock of Hay Island. On June 21, 1996, all of the shares of capital stock of Hay Island owned by EBS were redeemed.

     On December 17, 1996, the Company completed an initial public offering (the 'Initial Public Offering') of 6,000,000 Class A Shares for $17.00 per share, with aggregate proceeds of $102 million.

     The principal executive offices of the Company are located at 20 Thorndal Circle, Darien, Connecticut 06820. The telephone number of the Company at that address is (203) 656-8000.

RECENT DEVELOPMENTS

     On December 9, 1998, the Company, SIGI Acquisition Corporation, its wholly-owned subsidiary ('Newco') and Hay Island entered into an Agreement and Plan of Merger (the 'Merger Agreement') pursuant to which the Company will merge with and into Newco (the 'Merger'). If the Merger is approved and consummated, holders (the 'Class A Holders') of the Company's Class A Common Stock, par value $0.01 per share (the 'Class A Shares') will receive $9.50 in cash, without interest, for each Class A Share owned (the 'Class A Merger Consideration'), and will have no continuing equity interest in the Company. Hay Island, as the holder of record of all of the outstanding shares of the Company's Class B Common Stock, par value $0.01 per share (the 'Class B Shares,' and together with the Class A Shares, sometimes hereinafter collectively referred to as the 'Common Shares'), will receive, upon conversion of its Class B Shares, shares of common stock of Newco representing all of the outstanding common stock and voting power of Newco. If the Merger is consummated, Newco will conduct the current business of the Company under the Company's name as the surviving corporation of the Merger. William Ziegler, III, the Company's Chairman of the Board and Chief Executive Officer, controls all of the outstanding capital stock of Hay Island.

     The Company and Newco have a commitment from a syndicate of lenders to provide for a new credit facility (the 'New Credit Facility') in an amount of $200 million in order to finance the Class A Merger Consideration to be paid for the Class A Shares in the Merger (as well as certain other fees and expenses incurred in connection with the Merger), and to refinance the Company's $115 million existing revolving credit facility (the 'Existing Credit Facility'). The New Credit Facility will consist of a $75 million five-year term loan and a $125 million five-year revolving credit facility.

     After the Company announced the Merger on December 9, 1998, several purported class action lawsuits challenging the Merger were filed against one or more of the Company, Newco and some or all of the members of the Board of Directors of the Company. See ITEM 3. LEGAL PROCEEDINGS.'

     At a Special Meeting of Stockholders of the Company (the 'Special Meeting') expected to be held during the second quarter of 1999, the Merger Agreement and the transactions contemplated thereby will be submitted to the holders of the Common Shares for approval. In connection with the Special Meeting, the Company expects to mail definitive proxy materials to holders of Common Shares in the near future. On March 17, 1999, the Company filed revised preliminary proxy materials with the Securities and Exchange Commission (the 'SEC'), including a preliminary proxy statement further describing, among other things, the purpose, background and effects of the Merger, as well as the appraisal rights of Class A Holders who dissent from the Merger under the

Delaware General Corporation Law. The Merger Agreement is attached as Appendix A to the preliminary proxy statement.

PRODUCTS

     CIGARS. Cigar products can be divided into three principal categories: mass market large cigars, premium cigars and little cigars. All cigars, except little cigars, which do not have a binder, generally consist of filler tobacco that is wrapped first with a binder and then with a wrapper.

    Mass Market Large Cigars. Mass market large cigars are generally machine-made and have a retail price of one dollar or less per cigar. Mass market large cigars are made with filler threshed into short uniform pieces and manufactured binder tobacco. The more expensive of these cigars are then wrapped in natural leaf wrapper tobacco while the less expensive use wrapper made from reconstituted tobacco. In 1998, the market for mass market large cigars in the United States consisted of an estimated 3.2 billion units or approximately 61% of the total cigar market. The Company has the leading unit market share of domestic mass market large cigars at an estimated 25% in 1998. The Company's mass market large cigar brands include, among others, Swisher Sweets, King Edward and Optimo.

    Premium Cigars. Premium cigars are generally hand-made and have a retail price above one dollar per cigar. Premium cigars, generally, are made with natural leaf tobacco wrapper, binder and long filler. Higher grades of tobacco are generally used in premium cigars with tobacco blends varying from brand to brand depending on the desired characteristics. Premium cigars are made by wrapping natural leaf binder tobacco around the long filler tobacco to create a bunch which is placed into a mold to create the shape of the cigar. Then natural leaf wrapper tobacco is hand-rolled around the bunch creating a hand-made premium cigar. In 1998, the market for premium cigars in the United States represented an estimated 400 million units or 7% of the total cigar market. The Company's unit share of the premium cigar market in 1998 was estimated at 4%. The Company's premium brands include, among others, Bering, Siglo 21, Santiago Silk and La Primadora. The Company's premium brands are manufactured in the Dominican Republic, Honduras and Nicaragua. The Company also has exclusive rights to the United States distribution of several premium brands including Pleiades, Casa Buena and Carlin which are manufactured in the Dominican Republic, Canary Islands and Nicaragua, respectively. Societe Nationale d'Exploitation Industriaelle des Tabacs et Allumettes S.A. ('SEITA'), the manufacturer of Pleiades, recently announced its acquisition of Consolidated Cigar Holdings, Inc., a competitor of the Company in the United States. The Company expects that as a result of this transaction, its right to distribute Pleiades will cease after the current term of its existing distribution agreement ends. See 'Competition.' The Company does not anticipate that such event will have a material adverse effect on the Company's business.

    Little Cigars. Little cigars are mass market cigars that weigh less than three pounds per thousand. Most little cigars consist of cut filler tobacco, a wrapper made from reconstituted tobacco and a filter. Little cigars are machine made and do not use a binder. Generally, little cigars are the lowest priced products of the mass market category of cigars. In 1998, the market for little cigars in the United States represented an estimated 1.7 billion units, or 32% of the total cigar market. The Company has the leading unit market share of mass market little cigars at an estimated 46% in 1998. The Company's little cigar brands include Swisher Sweets, King Edward and Blackstone.

     Despite growth in little cigar unit volume at a compound annual rate of 0.6% from 1985 to 1993, the overall United States cigar market experienced steady declines in unit volume from 1973 to 1993. Beginning in 1993, however, that trend reversed. Led by unexpected growth in premium and mass market large cigars, the overall United States cigar market, from 1993 through 1998, increased at an estimated compound annual rate of 9.2% in unit terms and at nearly three times that rate in retail dollar sales. This reflected industry-wide increases in the 1993-98 period of unit sales of premium and mass market large cigars at compound annual rates of 29.5% and 9.7%, respectively, and even more rapid growth of retail dollar sales due to price increases. During the same 1993 to 1998 period, little cigar unit volume also increased at an estimated compound annual rate of 5.5%.

     While major manufacturers of premium cigars, including the Company, sought to obtain the increased quantities of aged tobaccos and to train the additional cigar-makers needed to meet this dramatically expanding demand, a number of smaller, frequently inexperienced, manufacturers attempted to fill the void with start-up brands. It is believed that some of these manufacturers, to capitalize on the boom, resorted to using improperly aged tobaccos and untrained personnel; as a result, the market was flooded with inconsistent products.

     Starting in late 1997, and continuing into 1998, as more properly aged tobaccos and a greater number of trained cigar makers became available, the major manufacturers, including the Company, began to produce significantly more premium cigars. This increased production, coming on top of the large inventories of cigars already acquired by wholesalers and retailers from the smaller manufacturers, caused the trade to experience excessive inventories of premium cigars. As a consequence, prices for these products, particularly for start-up brands, began to be discounted heavily. The Company expects that until the inventory glut of these brands is diminished, sales of established premium brands, including those manufactured by the Company, will continue to suffer.

     In addition to the impact of oversupplies of premium cigars, industry sales were also adversely affected in 1998 by unusually heavy sales of mass market large cigars by domestic manufacturers, including the Company, at the end of 1997. The resulting large wholesale and retail inventories of mass market large cigar products continued through the first half of 1998 and diminished in the second half.

     SMOKELESS TOBACCO PRODUCTS. Smokeless tobacco products are made from tobacco that has been cured, aged, fermented and then dried and flavored. The smokeless tobacco market can be divided into two distinct categories: snuff and chewing tobacco. There are two types of snuff: moist and dry. Chewing tobacco is available in three varieties: loose leaf, plug and twist. Loose leaf is the predominant product in the chewing tobacco category, with plug and twist representing less than 10% of the chewing tobacco market in 1998. Smokeless tobacco products in the United States are used orally and either placed between the cheek and gum or chewed.

          Moist Snuff. Moist snuff is made from Kentucky or Tennessee dark fired tobacco that has been aged for at least three years and then cut, flavored and fermented for approximately eight weeks. Following fermentation, a second flavoring process is completed before the product is packaged in plastic or paper cans. Moist snuff, with 1998 estimated industry retail sales of $2.2 billion (60.1 million pounds), is the largest segment of the smokeless tobacco market in terms of retail sales. The Company's moist snuff brands include, among others, Silver Creek, Redwood, Cooper and Gold River. The Company's moist snuff comes in various flavors, such as natural, wintergreen, cherry and spearmint, and in both fine and long cut varieties. The Company also produces private label moist stuff for certain marketing groups and wholesalers.

          Loose Leaf Chewing Tobacco. Loose leaf chewing tobacco is made from air cured tobacco grown primarily in Wisconsin and Pennsylvania that has been aged for at least two years and then threshed to remove stems and blended. The blended tobacco is flavored and packaged in foil pouches. Retail sales of loose leaf chewing tobacco in 1998, which represented over 90% of the chewing tobacco market, were an estimated $457 million (50.2 million pounds). The Company's products include, among others, Mail Pouch, Lancaster Limited-Reserve Chewing-Tobacco and Chattanooga Chew. The Company also produces private label loose leaf tobacco products for certain marketing groups and wholesalers.

          Dry Snuff. Dry snuff is made from Kentucky, Tennessee and Virginia dark fired tobacco that has been aged for at least three years and then fermented for approximately thirty days. After fermentation is completed, the tobacco is dried and cut into a fine tobacco flour that is flavored prior to packaging. Aggregate retail sales of all dry snuff manufacturers in 1998 were an estimated $74 million (4.1 million pounds). The Company sells dry snuff under numerous brands including, among others, Tops, Navy, Railroad Mills, Superior, Buttercup, Square, Society and Honey Bee.

     Although total unit consumption of smokeless tobacco products has remained relatively stable since the late 1980s, retail dollar sales have increased at an estimated compound annual rate of 7.8% from $1.03 billion in 1985 to an estimated $2.72 billion in 1998 primarily due to the growth of the moist snuff category. Consumption of moist snuff, which represents over one-half of the pounds sold in the smokeless tobacco market and an estimated 79% of the retail sales, has increased in terms of retail dollar sales at an estimated compound annual rate of 10.6% from 1985 to 1998. Loose leaf chewing tobacco sales, in terms of pounds, declined from 1985 to 1998 at an estimated compound annual rate of 2.7%. However, industry retail dollar sales of all chewing tobacco, of which over 90% is loose leaf, increased from $381.8 million to an estimated $493.0 million over the same period as a result of the industry's ability to increase product prices. Although the mature dry snuff market has been declining in terms of pounds sold from 1985 to 1998 at an estimated 6.2% compound annual rate, dry snuff has continued to provide a significant source of cash flow to the industry participants as a result of the industry's ability to offset such declines with price increases.

     The Company pioneered the price/value portion of the moist snuff market. Starting in 1991, the Company launched its 'buy one, get one free' marketing program. From 1991 to 1997, the Company's moist snuff market share grew from 1.5% to 5.1% and profitability greatly improved.

     Beginning in late 1995 and 1996, the Company began experiencing competition from other smokeless tobacco competitors who adopted similar price/value strategies to compete with the Company's success. As a result, by 1998, the Company lost a total of almost 1% of the market share that it had previously achieved. Competition in this category, which has always been strong, has become even stronger, forcing the Company to alter its marketing strategy in response. The results of this change in marketing strategy cannot yet be determined.

SALES AND MARKETING

     The Company uses targeted, regionally focused market segmentation strategies in combination with market research, computerized information systems and a large sales force to achieve its sales and marketing objectives. The Company sells its cigar and smokeless tobacco products through a national sales force which covers all 50 states in the United States and is believed by the Company to be the largest in the cigar industry. The Company employs approximately 320 full-time sales and marketing professionals. The sales force is organized by territory and calls on direct buying accounts, such as tobacco distributors, wholesale grocers and retail chains, as well as retailers who purchase from such direct buying accounts. Direct retail account contact enables the Company to introduce new products and improve shelf coverage and placement of point-of-sale materials for the Company's products. In addition, the Company believes its effectiveness in developing relationships with wholesalers and retailers is a competitive strength that is important to its continued growth. The Company's sales force also calls on key national and regional chain accounts through a national account program.

     Most of the Company's sales are to tobacco distributors, including McLane Company Inc. which accounted for approximately 15%, 15% and 14% of the Company's net sales in 1998, 1997, and 1996, respectively, and grocery wholesalers, with the remainder principally made up of food and drug chains, such as Food Lion, Winn Dixie, Rite Aid, CVS and Walgreens. The Company's products are ultimately sold through grocery and drug stores, mass merchandisers, convenience stores, smokeshops and restaurants and other stores.

     The Company's systems and market research have enabled it to develop and implement a highly targeted and regionalized marketing strategy. The Company's sales force managers use laptop computers to provide on-line access to customer account and product information while in the field. Through its national account organization, the Company has become the category manager for the 'other tobacco products' category with several of its national and regional retail chain accounts, allowing the Company to better market its products.

     The Company is the leading exporter of American made cigars. The Company has also licensed brands, such as King Edward, to manufacturers in The Netherlands, England, Germany and the Canary Islands (for distribution to Spain) for which it receives royalties. Export sales are generated through an international network of distributors and through Swisher International, Limited, a wholly-owned duty-free sales company in the United Kingdom. The European Commission has adopted regulations that are expected to eliminate intra-European Union duty-free merchandise beginning in July 1999. The Company does not expect such regulations to have a material adverse effect on its business. The Company estimates that its products are available in over 70 countries worldwide. In 1998, approximately 3% of the Company's revenues were derived from export sales.

     The Company's advertising strategy focuses largely on selected print advertising and point-of-sale promotions. The Company's promotional programs are primarily geared to provide price incentives such as discounts, coupons and rebate offers to its customers and to offer display fixtures to the retail stores it services.

TRADEMARKS AND TRADE SECRETS

     Trademarks and brand name recognition are important to the Company's business. The Company owns most of the trademarks under which its products are sold. The Company has registered its trademarks (or has made application for registration) in the United States and many other countries and will continue to do so as new trademarks are developed or acquired. The Company owns or has applications pending for numerous trademarks, including the following: Mass Market Cigar Trademarks: Swisher Sweets, King Edward, Optimo, Santa Fe, El Trelles, Keep Moving, Corral Wodiska's Cazadores, Outlaws and Blackstone; Premium Cigar Trademarks: Bering, Siglo 21, La Primadora, Sabroso, Don Julio, Flor de Jalapa, Santiago Silk, MacBeth and La Diligencia; Moist Snuff Trademarks: Silver Creek, Gold River, Redwood, Cooper and Bowie; Loose Leaf Chewing Tobacco Trademarks: Mail Pouch, Chattanooga Chew, Lancaster Limited-Reserve Chewing-Tobacco and Earl Caulfield's; Dry Snuff
Trademarks: Navy, Tops, Railroad Mills, Superior, Buttercup, Square, Society and Honey Bee.

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

     The Company manufactures mass market large and little cigars at its Jacksonville, Florida facility and smokeless tobacco products at its Wheeling, West Virginia facility. The Company also packages its cigar products and manufactures most of its mass market cigar boxes and its reconstituted tobacco wrapper and substantially all of its reconstituted binder tobacco in the Jacksonville facility.

     The Company believes that its Jacksonville facility, which currently manufactures approximately 7.6 million cigars daily, would have a manufacturing capacity of over nine million cigars daily, with the addition of an extra shift for little cigars. It also believes that the Jacksonville facility is the most automated cigar manufacturing facility in the United States. As a result of the Company's automation and the fact that it manufactures large quantities of certain cigar sizes, it typically manufactures in large production runs, thereby maximizing economies of scale.

     During 1997, the Company acquired interests in two joint ventures in the Dominican Republic, each of which was intended to supply the Company with a portion of its premium cigars. In October 1998, due to the decline in demand for premium cigars, the Company terminated one of its joint ventures and, in that connection, incurred a pre-tax charge of $806,000. The Company also constructed a new facility in Honduras in 1997 which produces its Bering and La Primadora cigars and other Company brands. The Company has strong, long-standing relationships with a third party manufacturer which uses the Company's Honduras plant and a plant of its own in Nicaragua. This manufacturer is under contract to produce certain of the Company's premium cigar brands according to Company specifications and under Company supervision.

     The Company believes that its manufacturing capacity is adequate for its current production needs.

     Tobacco is the Company's primary raw material. The Company buys tobacco for its mass market cigars from leaf dealers that obtain the tobacco from a large number of suppliers located in the United States, Latin America, Europe and parts of Asia. The Company buys the tobacco for its smokeless tobacco products from leaf dealers and farmers in the United States. The Company does not believe that it is dependent on any single source for tobacco for any of such products. The Company's third party manufacturer and its joint venture partner provide most of the tobacco necessary to produce the Company's premium cigars which they make. Generally, the joint venture partner and this third party manufacturer grow a large portion of their tobacco requirements and acquire the balance from leaf dealers and other growers throughout the world.

COMPETITION

     Founded in 1861, the Company believes it is currently the world's largest manufacturer and marketer of cigars, as measured by units sold. Its four most significant competitors in the domestic cigar market are Consolidated Cigar, Inc., General Cigar Company Inc., Havatampa, Inc. (a subsidiary of the Spanish company,

Tabacalera, S.A.) and John Middleton, Inc. In addition, Tobacco Exporters International (USA) Ltd. (a subsidiary of Rothmans International B.V.) is a significant competitor in the little cigar market. The Company's major competitors in the smokeless tobacco products market are United States Tobacco Company, Conwood Company, L.P., Swedish Match North America Inc., National Tobacco Company and Brown & Williamson Tobacco Corporation. Certain competitors of the Company are better capitalized than the Company and may have greater financial and other resources than those available to the Company. The Company attributes its strong market position in the cigar industry to its well-known brand names, broad range of product offerings, commitment to and reputation for manufacturing quality cigars, marketing expertise and customer service and efficient manufacturing operations. It attributes its declining position in smokeless tobacco (especially in moist snuff) to increased competition, particularly in the price/value sector, from larger competitors.

     The Company is unable to determine whether the recent acquisition of Consolidated Cigar Holdings, Inc. by SEITA, or the sale of General Cigar Holdings, Inc.'s mass market cigar business to Swedish Match AB will have a material adverse effect on its business. Recent press reports also indicate the agreement of British-American Tobacco PLC (the parent of Brown & Williamson Tobacco Corporation) and Rothmans International B.V. to combine their businesses. At this time, the Company is unable to determine the impact of such proposed transaction on the Company's business.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 1,360 full-time employees. The Company believes its relations with its union and non-union employees are and will continue to be good. The Retail, Wholesale & Department Store Union and the International Association of Machinists and Aerospace Workers Union represent the hourly employees at the Jacksonville facility. Both labor agreements at this location were renewed for three years during 1997. There has not been a work stoppage in Jacksonville in over 20 years. The Bakery, Confectionery, Tobacco, Grain Millers International Union ('BCTG') and the International Association of Machinists and Aerospace Workers Union ('IAM') represent the hourly employees at the Wheeling facility. The BCTG agreement at this location was renewed for three years during 1999, and the IAM agreement at this location was renewed for three years during 1996. To the Company's knowledge, there has never been a work stoppage at this facility.

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

     Cigar and smokeless tobacco manufacturers, like producers of other tobacco products, are subject to regulation in the United States at federal, state and local levels. Changing public attitudes towards smoking and the expansion of tobacco regulations since the early 1970s have been major causes of the overall decline in consumption of tobacco products.

     Federal law now requires all states to establish 18 as the minimum age of purchase for tobacco products and to enforce that standard at the risk of losing federal substance abuse block grants. The federal Comprehensive Smokeless Tobacco Health Education Act of 1986 requires manufacturers of smokeless tobacco products to, among other things, provide prescribed health warnings on all of their products and in each of their advertisements, abstain from broadcast advertising and file annual reports listing all ingredients added to tobacco in the manufacturing process. The Federal Trade Commission requires those who manufacture smokeless tobacco products or cigars to report all advertising and marketing expenses incurred with respect to each of their products in each year. Moreover, regulations directed at the industry continue to increase not only in the United States but also in Canada, the European Union and other foreign markets.

     In 1996, the United States Food and Drug Administration ('FDA') for the first time asserted jurisdiction over nicotine in tobacco as a 'drug' and issued regulations purporting to regulate smokeless tobacco products as 'medical devices'. These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the

Company and other manufacturers to comply with a wide range of labeling, reporting, manufacturing and other requirements. In 1995, the Company and other manufacturers mounted a court challenge to the FDA's authority to regulate tobacco and, after a United States District Court found that the FDA was not precluded from such regulatory authority in general but was prohibited from restricting advertising or promotion of tobacco products, appealed the matter to the United States Court of Appeals for the Fourth Circuit. In 1998, the Court of Appeals reversed the District Court decision and held that the FDA had no jurisdiction to regulate tobacco. The Company understands that the FDA has filed a petition for certiorari to the United States Supreme Court. See 'ITEM 3. LEGAL PROCEEDINGS.'

     In 1997, the five largest tobacco companies announced a proposed settlement of a number of cases brought by the Attorneys General of several states to recoup Medicare and Medicaid expenses. Legislation was introduced in Congress to implement the settlement by increasing the price of cigarettes, regulating all tobacco products including those manufactured by the Company (which was not a party to the suits being settled), imposing full FDA regulation and adopting new and highly restrictive marketing requirements. Although the Congress failed to adopt the legislation, the five tobacco companies engaged in the 1997 proposed settlement entered into separate settlement agreements in 1998 with the Attorneys General of all fifty states except for one pursuant to which they agreed to pay significant penalties annually and to certain marketing restrictions. The Company is not a party to any of these settlement agreements and is unable to determine whether or to what extent it may be affected by changes in the marketing of tobacco products resulting from such settlements.

     Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco products since 1986, there is no federal law requiring that cigars carry such warnings. However, in 1988, the Company and other cigar manufacturers entered into a settlement of legal proceedings filed against them pursuant to California Proposition 65 (which requires 'clear and reasonable' warnings to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive harm, including tobacco smoke and several of its constituent chemicals) under which they agreed to label retail packages of cigars manufactured or imported for sale in California with a specified warning label. Because of distribution requirements, this resulted in placing the California health warnings on the vast majority of all cigars distributed in the United States. Actions commenced against the Company and other cigar and smokeless tobacco manufacturers in 1998 under Proposition 65 seek additional warnings for smokeless tobacco products and to nonsmokers who are exposed to 'secondhand' tobacco smoke. The Company cannot predict the outcome of these actions or the effect that any outcome may have on the Company's business. See 'ITEM 3. LEGAL PROCEEDINGS.'

     Massachusetts adopted legislation in 1997 requiring manufacturers of cigarettes and smokeless tobacco to disclose the identity and relative weight of ingredients added to tobacco during the manufacturing process by brand and to report the nicotine yield ratings of each brand they produce. A United States District Court has enjoined the effectiveness of the ingredient disclosure requirement, but the Company is complying with the nicotine reporting provision. See 'ITEM 3. LEGAL PROCEEDINGS.' Other regulations issued by Massachusetts and scheduled to take effect later in 1999 and 2000 require health warnings on cigar packages sold in Massachusetts and cigar advertisements in Massachusetts and impose certain other restrictions on the marketing of cigars. In addition, Minnesota and Texas have recently enacted statutes requiring reporting, beginning in 1999, of constituents of tobacco products by brand including cigars as well as (in the case of Texas) nicotine yield ratings of smokeless tobacco products.

     Most states restrict or prohibit smoking of cigarettes and cigars in certain public places and the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking of cigars in certain buildings or areas or by requiring designated 'smoking' areas. In a few states, legislation has been introduced, but has not yet passed, which would require all little cigars sold in those states to be 'fire safe' (i.e., little cigars which extinguish themselves if not continuously smoked). Passage of this type of legislation could have a material adverse effect on the Company's little cigar sales because of the technological difficulties in complying with such legislation.

     In manufacturing and distributing tobacco products, the Company uses, handles and disposes of hazardous chemicals, including petroleum products and denatured alcohol, at a number of its facilities, and as a result is subject to environmental regulations relating to such use, handling and disposal. Although the Company is currently in substantial compliance with all material environmental regulations, the Company has been subject and may continue to be subject to liability for the cleanup of contamination and other environmental remedial actions. The Company does not expect that such liability, or any effort to comply with present and future environmental regulation, will have a material adverse effect on the Company's business.

EXCISE TAXES

     Cigars and smokeless tobacco products have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives.

     From 1977 until 1990, cigars were subject to a federal excise tax of 8.5% of wholesale list price, capped at $20.00 per thousand cigars. In 1991, the federal excise tax rate on large cigars increased to 10.625%, capped at $25.00 per thousand, and, in 1993, increased again to 12.75%, capped at $30.00 per thousand. (The base on which the federal excise tax is calculated was lowered in 1991 to the manufacturer's selling price, net of the federal excise tax and certain other exclusions.) The federal excise tax on little cigars increased from $0.75 per thousand cigars to $0.9375 per thousand in 1991 and then to $1.125 per thousand in 1993. Neither the 1991 nor the 1993 increase had a material adverse effect on the Company's product sales.

     Since 1986, smokeless tobacco products have been subject to federal excise tax as well. Unlike the excise tax on large cigars, which are ad valorem, the federal tax on smokeless tobacco is calculated on the basis of weight. From 1986 through 1990, the federal excise tax on snuff was $0.24 per pound; in 1991 it increased to $0.30 per pound, and again to $0.36 per pound in 1993. From 1986 through 1990, the excise tax on chewing tobacco was $0.08 per pound; in 1991 it increased to $0.10 per pound, and in 1993, to $0.12 per pound. Neither the imposition of the federal excise tax in 1986 nor the increases in 1991 and 1993 have had a material adverse effect on the Company's product sales.

     In the past, there have been various proposals by the federal government to fund legislative initiatives through increases in federal excise taxes on tobacco products. The Company is unable to predict the likelihood of the passage of legislation providing such additional revenues. In addition, the Balanced Budget Act adopted by Congress in 1997, provides for further increases in federal excise taxes on all tobacco products in two stages, beginning in 2000. Management does not believe that these increases will have a material adverse effect on the Company's operations; however, enactment of new or significant further increases in federal excise taxes, or legislation requiring the Company to pay additional fees or penalties with respect to its products could have a material adverse effect on the Company's business.

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

     State cigar and smokeless tobacco excise taxes are not subject to caps similar to the federal cigar excise tax. From time to time, the imposition of state and local taxes has had an adverse impact on the Company's sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes could have an adverse effect on regional sales of cigars and smokeless tobacco products.

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

ITEM 2. PROPERTIES

     As of December 31, 1998, in addition to a suite used as its principal executive offices (approximately 7,500 square feet) which it leases in Darien, Connecticut, the Company owned or leased the following properties for use in its business:

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

     The Company is a defendant in three health-related lawsuits. It is named along with other tobacco manufacturers, wholesaler/retailers and other defendants, in Sontag v. United States Tobacco, et al., 14th Judicial District Court, Parish of Calcasieu, Louisiana, State Docket No. 95-6434. Plaintiff, an individual, alleges fraud and misrepresentation in the marketing and sale of tobacco products, breach of warranty, negligence and other claims and seeks unspecified damages, attorneys fees and costs. On December 22, 1997, the Company was served with a complaint in Thompson v. Brown & Williamson Tobacco Corporation, et al. which was filed in the 105th Judicial District Court, Nueces County, Texas, Cause No. 97-2981-D, naming the Company along with other tobacco manufacturers, certain asbestos companies, wholesaler/retailers and others as defendants. As in Sontag, the plaintiff in Thompson is an individual alleging fraud and misrepresentation in the marketing and sale of tobacco products, breach of warranty, negligence and other claims. He also seeks unspecified damages, attorneys fees and costs. Engolio v. Philip Morris, Inc., et al., State Docket No. 51.783-D, was filed on February 19, 1999 in the 18th Judicial Court, Parish of Iberville, Louisiana. The action names the Company, along with other tobacco manufacturers, distributors, retailers and industry associations, as defendants. The plaintiffs are the widow and children of a decedent who was allegedly a consumer of tobacco products manufactured by one or more of the defendants. Plaintiffs seek damages in excess of $50,000 for the wrongful death of the decedent together with costs and fees. The Company is vigorously defending these lawsuits.

     On October 1, 1998, a group of 65 cases were filed jointly in the Circuit Court of Kanawha County, West Virginia against 34 defendants including the Company under the collective title, Kelly Allen, et al. v. Philip Morris Incorporated, et al. Among the defendants named are manufacturers of cigarettes, roll-your-own tobacco and/or smokeless tobacco products, as well as distributors and retailers and certain trade associations. On October 28, 1998, a group of 18 cases were filed jointly in the same Court against 27 defendants including the Company under the collective title Billie J. Akers v. Philip Morris Incorporated, et al. Among the defendants are cigarette and smokeless tobacco manufacturers as well as distributors and certain trade associations. Each of these groups of distinct plaintiffs seeks to have their cases consolidated to take advantage of a mass litigation panel recently established by the West Virginia courts and each of the plaintiffs alleges that he or she is a West Virginia resident (or the representative of a deceased West Virginia resident) who uses or has used tobacco products manufactured by one or more of the defendants and has developed 'some form of cancer or vascular disease.' None of the complaints attempts to establish that any specific plaintiff used any specific product or the name of the manufacturer thereof or the damage that was allegedly caused thereby; nevertheless, each seeks damages in an unspecified amount against all the defendants in his or her respective case. The Company intends to defend these actions vigorously.

     Although claims have been made against manufacturers of smokeless tobacco products and manufacturers of cigars, the Company is not aware of any adverse decision or judgment having been rendered against any smokeless tobacco or cigar manufacturer. There can be no assurance, however, that the Company may not be named as a defendant in future suits. There can also be no assurance that any litigation to which the Company is now, or may become, subject will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's business, future results of operations and cash flows. The Company does not carry insurance to protect against health related product liability because the cost of obtaining such insurance is commercially prohibitive. Additionally, a judgment against the Company with respect to one of its products and any related products, could preclude the further sale of such products, the result of which could materially adversely affect the Company's business.

     On March 31, 1998, The City and County of San Francisco, et al. v. United States Tobacco Company, Inc., et al. was filed in Superior Court of the State of California for the County of San Francisco against the Company, five other smokeless tobacco manufacturers and eleven retailers. The plaintiffs in the action, Environmental Law Foundation and the City and County of San Francisco, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California residents (without providing a 'clear and reasonable warning' thereof) to substances known to the State of California to cause cancer, birth defects and reproductive harm, and (b) engaging in fraudulent and unfair business practices by marketing smokeless tobacco products to 'young consumers.' Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of an unspecified amount of revenues obtained through allegedly wrongful sales. On December 17, 1998, the defendants filed a demurrer based on a claim of federal pre-emption; the court overruled the demurrer. The Company is vigorously defending the action.

     On July 14, 1998, The People of the State of California, et al. v. Philip Morris Incorporated, et al. was filed in Superior Court of the State of California for the County of Los Angeles against the Company, six other cigar manufacturers, six cigarette manufacturers, fifteen retailers and one pipe tobacco manufacturer. The plaintiffs in the action, the Los Angeles City Attorney on behalf of the People of California and American Environmental Safety Institute, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California non-smokers to environmental tobacco smoke (resulting in exposure without warning 'to chemicals known to the State of California to cause cancer and/or reproductive toxicity'), and (b) thereby engaging in fraudulent and unfair business practices. Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of an unspecified amount of revenues obtained through allegedly wrongful sales. On September 17, 1998, the defendants filed a demurrer based on res judicata and collateral estoppel and the court sustained the demurrer. Plaintiffs have appealed the Court's decision.

     On July 28, 1998, The People of the State of California, et al. v. General Cigar Co., Inc., et al. was filed in Superior Court of the State of California for the County of San Francisco against the Company and nine other manufacturers of cigars and pipe tobacco. The plaintiffs in the action, the San Jose City Attorney on behalf of the People of California and Lexington Law Group, allege that the defendants violated California Proposition 65 and the California Unfair Competition Act by (a) selling products that expose California non-smokers to environmental tobacco smoke (resulting in exposure without warning 'to chemicals known to the State of California to cause cancer and/or reproductive toxicity'), and (b) thereby engaging in fraudulent and unfair business practices. Plaintiffs claim uncalculated penalties under Proposition 65 and seek disgorgement of an unspecified amount of revenues obtained through allegedly wrongful sales. On October 5, 1998, the defendants filed a demurrer based on res judicata and collateral estoppel and the court overruled the demurrer. The Company is vigorously defending the action.

     In 1996, the Company along with other smokeless tobacco manufacturers commenced an action, United States Tobacco, et al. v. Harshbarger, et al., in the United States District Court for the District of Massachusetts. The plaintiffs filed a motion for summary judgment, arguing that Massachusetts was preempted by the federal Comprehensive Smokeless Tobacco Health Education Act of 1986 ('CSTHEA') from enforcing a statute requiring manufacturers to disclose the identity and relative quantities of ingredients added to tobacco in the manufacturing process on a brand specific basis. Early in 1997, the Court denied the plaintiffs' motion and that denial was upheld by the United States Court of Appeals for the First Circuit. However, in December 1997, the Court granted plaintiffs' motion for a preliminary injunction on the grounds that enforcement of the statute would constitute an unconstitutional taking of plaintiffs' proprietary information. Cross motions for summary judgment in the matter are now pending.

     The Company is also a plaintiff along with other manufacturers of tobacco products, certain organizations representing the advertising industry and representatives of the retailing community in United States Tobacco, et al. v. United States Food and Drug Administration, et al., an action filed in the United States District Court for the Middle District of North Carolina in 1995. Plaintiffs in the action are challenging the FDA's ability to enforce regulations promulgated in 1996 with respect to the marketing of and public access to certain tobacco products. In 1996, plaintiffs moved for summary judgment in the suit arguing that the FDA's enforcement of certain of the regulations pertaining to advertising and promotion of plaintiffs' products was preempted by CSTHEA and, further, that the FDA lacked jurisdiction to regulate plaintiffs. In 1997, the Court granted the plaintiffs' motion with respect to the advertising and promotion issue but denied the motion with respect to the FDA's jurisdiction. However, in 1998, the Fourth Circuit Court of Appeals reversed the lower Court's finding on jurisdiction and found for the plaintiffs. The Company understands that the FDA has filed a petition for certiorari to the United States Supreme Court.

     In the opinion of management, the cost, if any, of resolving the specific cases referred to above which are presently pending should not have a significant impact on the Company's consolidated financial position; however, the cost of resolving such litigation, if any, could have a significant effect on the future results of operations and cash flows. There can be no assurance that there will not be an increase in health-related litigation in the future. With respect to litigation other than the pending cases specifically referred to above, the costs to the Company of defending or prosecuting any prolonged litigation or the cost of a judgment against the Company could have a material adverse effect on the Company's business.

     The Company is party to various other legal claims in respect to environmental, tax and commercial disputes. The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position. The Company carries general liability insurance, but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice. There can be no assurance, however, that the Company will not experience material health-related litigation in the future.

LITIGATION REGARDING THE MERGER

     After the Company announced the Merger on December 9, 1998, the following actions ('Stockholder Actions') challenging the Merger were filed, on various dates, in the Court of Chancery of the State of Delaware in and for New Castle
County: Ruthie Parnes v. Cynthia Z. Brighton, et al., Civil Action #16834NC; Ann Mark v. William Ziegler, III, et al., Civil Action #16839NC; John Michael Dawson
v. Cynthia Z. Brighton, et al., Civil Action #16837NC; Harbor Finance Partners
v. William Ziegler, III, et al., Civil Action #16838NC; Joseph Falzone v. Cynthia Z. Brighton, et al., Civil Action #16842NC; and Donald Seeth v. William Ziegler, III, et al., Civil Action #16861NC. Each Stockholder Action names the Company and some or all of the members of the Board of Directors of the Company as defendants; one also names Newco as a defendant.

     Generally, the Stockholder Actions purport to be brought on behalf of the holders of Common Shares of the Company and allege substantially similar claims of breach of fiduciary duty. In general, plaintiffs allege that the Class A Merger Consideration is unjust and inadequate in that the intrinsic value of Class A Shares is allegedly greater than the Class A Merger Consideration, in view of the Company's prospects; the Class A Merger Consideration includes an inadequate premium; and the Class A Merger Consideration is designed to cap the market price of the Class A Shares before the trading price for the Class A Shares could recover from an alleged temporary downturn in the market. Certain of the complaints also allege that the proposed Merger is unfair because the Ziegler family allegedly possesses proprietary corporate information concerning the Company's prospects and that the Ziegler family's ownership position in the Company through its beneficial ownership of the Class B Shares will preclude an effective 'market check.' The Stockholder Actions also generally seek injunctive relief, an injunction of the proposed Merger (or, if it is consummated, recission thereof), compensatory and other damages; and an award of attorney's fees and expenses. The Company, Newco and the Class B Holder believe that their respective actions, and those of the Company's Board of Directors, in connection with the proposed Merger have fully complied with the Delaware General Corporation Law and are otherwise fair and appropriate in all respects.

     Since the dates on which the Stockholder Actions were filed, there have been no material developments in such Stockholder Actions.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Class A Shares are traded on the NYSE under the symbol 'SWR.' The following table shows the per share high and low sales prices reported in the consolidated transaction reporting system for transactions in Class A Shares for the periods indicated. As of March 23, 1999, there were 5,778,300 Class A Shares outstanding and held of record by 63 Class A Holders, and all 28,100,000 Class B Shares were held of record by Hay Island.

                                                     HIGH         LOW
                                                     ----         ---
1997
----
  First Quarter..................................   $18 3/4      $13 1/4
  Second Quarter.................................    19 1/2       13 1/2
  Third Quarter..................................    18 7/8       14 1/4
  Fourth Quarter.................................    21 5/8       14 1/4

1998
----
  First Quarter..................................    17 3/4       12 3/4
  Second Quarter.................................    13            7 13/16
  Third Quarter..................................     8            5 1/4
  Fourth Quarter.................................     9 1/8        4 3/8

     Since the consummation of the Initial Public Offering, the Company has not paid any dividends on its Common Shares. Because the Company is a holding company with no business operations of its own, it is dependent on distributions from Swisher to pay any cash dividends or distributions on the Common Shares. Under its Existing Credit Facility, the Company's ability to pay dividends is limited to a pool of $10 million plus 25% of net income (as defined therein) for the four quarters most recently ended prior to the dividend payment date. The Company expects that similar restrictions will be contained in the New Credit Facility. Subject to these restrictions, any future declarations of cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data was derived from the consolidated financial statements of the Company. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the related notes thereto. As discussed in Note 1 to the consolidated financial statements, prior to November 6, 1995, the Predecessor was a wholly-owned subsidiary of Amercian Maize. On November 6, 1995, American Maize was acquired by Eridania Beghin-Say, S.A., which simultaneously entered into an agreement to sell the Predecessor to the Successor. As a result of the acquisition on November 6, 1995, the Successor's consolidated balance sheets, results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996 and for the period from November 7, 1995 to December 31, 1995 are not comparable to prior periods.

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     SUCCESSOR
                                     --------------------------------------------------------------------------
                                                                                   PRO FORMA      PERIOD FROM
                                      YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED    NOVEMBER 7 TO
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                         1998           1997           1996         1995(A)           1995
                                     ------------   ------------   ------------   ------------   --------------
STATEMENT OF OPERATIONS:
Net sales..........................    $266,998       $275,644       $225,229       $186,386        $ 31,266
Cost of sales......................     136,133        137,708        113,764        100,036          16,514
                                       --------       --------       --------       --------        --------
Gross profit.......................     130,865        137,936        111,465         86,350          14,752
Selling, general and administrative
  expenses.........................      71,123         64,862         61,008         52,306           7,207
Restructuring expenses.............          --             --             --             --              --
                                       --------       --------       --------       --------        --------
Operating profit...................      59,742         73,074         50,457         34,044           7,545
Interest expense, net..............       7,073          8,049          9,505          8,445           1,670
Other expense (income), net........       1,018            340            153             --              25
                                       --------       --------       --------       --------        --------
Income before income taxes and
  minority interest................      51,651         64,685         40,799         25,599           5,850
Provision for income taxes.........      20,117         25,390         16,006         10,132           2,228
                                       --------       --------       --------       --------        --------
Income before minority interest....      31,534         39,295         24,793         15,467           3,622
Minority interest..................          --             --             --             --              --
                                       --------       --------       --------       --------        --------
Net income.........................    $ 31,534       $ 39,295       $ 24,793       $ 15,467        $  3,622
                                       ========       ========       ========       ========        ========
Earnings per share:
    Basic..........................    $    .93       $   1.15       $    .73
                                       ========       ========       ========
    Diluted........................    $    .93       $   1.15       $    .73
                                       ========       ========       ========
Weighted average shares
  outstanding:
    Basic..........................      33,910         34,100         34,100
                                       ========       ========       ========
    Diluted........................      33,910         34,152         34,100
                                       ========       ========       ========
OTHER:
EBITDA(b)..........................    $ 65,438       $ 78,765       $ 55,884       $ 39,453        $  8,337
EBITDA margin......................        24.5%          28.6%          24.8%          21.2%           26.7%
Gross margin.......................        49.0           50.0           49.5           46.3            47.2
Operating margin...................        22.4           26.5           22.4           18.3            24.1
BALANCE SHEET:
Working capital....................    $ 73,834       $ 72,911       $ 52,702            N/A        $ 31,925
Total assets.......................     257,089        237,757        198,930            N/A         194,230
Total debt.........................      93,072        101,092        117,685            N/A         128,152
Total stockholders' equity(c)......     114,563         85,949         46,543            N/A          34,750

                                                PREDECESSOR
                                      ------------------------------
                                       PERIOD FROM
                                      JANUARY 1 TO       YEAR ENDED
                                       NOVEMBER 6,      DECEMBER 31,
                                          1995              1994
                                      -------------     ------------
STATEMENT OF OPERATIONS:
Net sales..........................     $ 155,120         $163,285
Cost of sales......................        83,522           88,720
                                        ---------         --------
Gross profit.......................        71,598           74,565
Selling, general and administrative
  expenses.........................        40,331           47,208
Restructuring expenses.............            --            5,400
                                        ---------         --------
Operating profit...................        31,267           21,957
Interest expense, net..............         3,437            5,503
Other expense (income), net........        (2,360)          (2,706)
                                        ---------         --------
Income before income taxes and
  minority interest................        30,190           19,160
Provision for income taxes.........        11,536            7,461
                                        ---------         --------
Income before minority interest....        18,654           11,699
Minority interest..................          (967)            (997)
                                        ---------         --------
Net income.........................     $  17,687         $ 10,702
                                        =========         ========
Earnings per share:
    Basic..........................

    Diluted........................

Weighted average shares
  outstanding:
    Basic..........................

    Diluted........................

OTHER:
EBITDA(b)..........................     $  37,451         $ 29,176
EBITDA margin......................          24.1%            17.9%
Gross margin.......................          46.2             45.7
Operating margin...................          20.2             13.5
BALANCE SHEET:
Working capital....................     $  39,690         $ 46,794
Total assets.......................       185,085          193,860
Total debt.........................        61,050           77,104
Total stockholders' equity(c)......        93,330           80,365

                                                        (Footnotes on next page)

(Footnotes from previous page)
------------------
(a) Pro forma results of operations presents the results of operations as if the Acquisition (see Note 1 to the Consolidated Financial Statements) had taken place as of January 1, 1995 and as if the Management Services Agreement (see Notes 1 and 11 to the Consolidated Financial Statements) between Hay Island and the Company had been in effect as of January 1, 1995.

(b) EBITDA is defined as earnings before interest expense, net, provision for income taxes and depreciation and amortization. The Company believes that EBITDA is a measure commonly used by analysts and investors. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's operating performance. EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of operations or cash flow data prepared in accordance with generally accepted accounting principles as a measure of the profitability or liquidity of the Company. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

(c) See Note 4 to the Consolidated Financial Statements for restrictions on dividend payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto.

     The Company's net sales have increased from $186.4 million in the fiscal year ended December 31, 1995 ('Fiscal 1995') to $275.6 million in the fiscal year ended December 31, 1997 ('Fiscal 1997'), representing a compound annual growth rate of 21.6%. During the same period, the Company's operating profit increased from $34.0 million (on a pro forma basis) to $73.1 million, representing a compound annual growth rate of 46.5%. For the fiscal year ended December 31, 1998 ('Fiscal 1998'), net sales were $267.0 million and operating profits were $59.7 million. The Company believes that its operating performance has been due to: (i) the strength of the Company's brands, especially its Swisher Sweets brand, which is the largest selling cigar brand in the world,
(ii) the resurgence in cigar smoking, (iii) the Company's significant market position in each of the major cigar product categories in which it competes,
(iv) its ability to increase prices of its cigar and smokeless tobacco product categories in each of the last several years, except premium cigars in 1998, with respect to which the Company did not increase (and, in some cases, decreased) pricing, (v) its continuous efforts to reduce manufacturing unit costs and improve its manufacturing process and (vi) the strength of the Company's sales and marketing organization. There can be no assurance that the Company's net sales and operating profits achieved since Fiscal 1995 can be maintained at such levels, or at any other level.

     The Company's profitability depends, to a significant extent, on the level of utilization of its manufacturing capacity and the efficiencies of its operations. As the Company has increased its volume, coupled with the Company's processing improvements and pricing increases, the Company's gross margin improved from 46.3% of net sales in Fiscal 1995 to 50.0% of net sales in Fiscal 1997, and its operating profit margin improved from 18.3% of net sales (on a pro forma basis) in Fiscal 1995 to 26.5% of net sales in Fiscal 1997. In Fiscal 1998, the Company's gross margin was 49.0% of net sales and its operating profit margin was 22.4% of net sales.

     The Company believes that the gross profit margins in the cigar industry vary by cigar product category. The Company's gross profit margins also vary. The relative gross profit margins of its major cigar categories in descending order are, generally, little cigars, mass market large cigars and premium cigars. In general, the gross profit margins on smokeless tobacco products are higher than the gross profit margins on cigar products.

     The Company's raw material inventory requirements for cigar production are relatively modest due to its long-standing relationships with major tobacco suppliers who commit to supply tobacco as needed by the Company. The Company's largest working capital requirements are driven by its smokeless tobacco operations. The tobacco for dry and moist snuff and loose-leaf chewing tobacco requires aging of two to three years before being processed into finished products.

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

     During Fiscal 1997, the Company acquired interests in two joint ventures which were to supply the Company with a portion of its premium cigars. The Company also purchases premium cigars from third-party manufacturers. Prices for each year are generally agreed to prior to the start of the year. Typically, prices are subject to adjustment if affiliates and third-party manufacturers can substantiate that their costs of manufacturing have increased by a fixed percentage over the costs assumed in setting the prices. The Company's ability to maintain its gross margins for premium cigars in the event of price increases by affiliates and third-party manufacturers is dependent on its ability to pass along these cost increases in the form of price increases to its customers. Over the last few years, the Company has been able to raise prices to recover product price increases, although there is no assurance it will be able to do so in the future to the full extent needed to maintain its gross margins.

     In October 1998, the Company announced that COTABEX, a joint venture between the Company, Manufactura de Tabacos, S.A., a cigar manufacturer in the Dominican Republic, and Tabacos de Canarias, a

Canary Islands tobacco company, would be terminated and closed in 1999. The Company incurred a pre-tax charge of $806,000 as a result of this termination. Due to industry-wide excess retail inventory levels of premium cigars and the resulting excess manufacturing capacity available in the Dominican Republic for premium cigars, all three joint venturers agreed to the termination. Additionally, the Company has also reduced production at its other offshore facilities.

     The Company sources its tobacco requirements from vendors in countries throughout the world. In addition, approximately 3% of the Company's net sales in Fiscal 1998 were to customers in foreign countries. Virtually all of the Company's sales are denominated in U.S. dollars, as are its raw material and finished product purchases. Thus, the Company has no material exposure to foreign exchange gains or losses.

     The Company is a holding company that owns the outstanding capital stock of Swisher, through which the Company conducts its business operations. The results of operations and financial position of the Company reflect the consolidated results of operations and financial condition of Swisher and its predecessors. Before November 6, 1995, Swisher was a wholly-owned subsidiary of American Maize. On November 6, 1995, the Company acquired all of the outstanding shares of Swisher in the American Maize Transaction. See 'ITEM 1. BUSINESS.'

     The results of operations and financial position of the Company have been significantly affected by adjustments resulting from the acquisition, including a substantial increase in debt associated with the American Maize Transaction, the allocation of purchase price and amortization of goodwill. As a result of these adjustments, the results of operations and financial position of the Company before the American Maize Transaction are not comparable with its results of operations and financial position thereafter.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales decreased $8.6 million or 3.1% to $267.0 million for Fiscal 1998 from $275.6 million for Fiscal 1997. The decrease in net sales was due to lower sales of smokeless tobacco products and higher product returns, offset partially by higher sales of cigars. Cigar sales increased principally due to price increases in all categories except premium cigars, offset by unit volume decline, in all categories except little cigars. Smokeless tobacco sales decreased as a result of volume decline, offset partially by price increases in all smokeless tobacco categories. Higher product returns were due to excess wholesale inventories of premium and mass market large cigars and a moderation in the growth of retail sales.

     Gross Profit. Gross profit decreased $7.1 million or 5.1% to $130.9 million (49.0% of net sales) for Fiscal 1998 from $137.9 million (50.0% of net sales) for Fiscal 1997. The decrease in gross profit for 1998 was due to the decrease in net sales and a shift in sales mix.

     Selling, General and Administrative ('SG&A') Expenses. SG&A expenses increased $6.3 million or 9.7% to $71.1 million (26.6% of net sales) for Fiscal 1998 from $64.9 million (23.5% of net sales) for Fiscal 1997. The increase of $6.3 million is principally due to an increase in selling and marketing expenses.

     Operating Profit. Operating profit decreased $13.3 million or 18.2% to $59.7 million (22.4% of net sales) for Fiscal 1998 from $73.1 million (26.5% of net sales) for Fiscal 1997. The decrease, as a percentage of net sales, was primarily due to an increase in SG&A expenses both absolutely and as a percentage of net sales, and lower gross profit margins.

     Interest Expense, Net. Interest expense, net decreased $1.0 million or 12.1% to $7.1 million for Fiscal 1998 from $8.0 million for Fiscal 1997. For Fiscal 1998, the average debt balance was $97.1 million, with an average effective interest rate of 7.3%. For Fiscal 1997, the average debt balance was $109.4 million, with an average effective interest rate of 7.4%.

     Other Expense, Net. For Fiscal 1998, other expense, net includes a charge of $0.8 million related to the closure of the COTABEX joint venture, a three party arrangement between the Company and two other cigar manufacturers.

     Income Taxes. The effective income tax rate was 38.9% and 39.3% for Fiscal 1998 and Fiscal 1997, respectively. The lower effective income tax rate for Fiscal 1998 reflects a change in the geographical composition of earnings.

     Net Income. Net income decreased $7.8 million or 19.8% to $31.5 million (11.8% of net sales), for Fiscal 1998 from $39.3 million (14.3% of net sales), for Fiscal 1997.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales increased $50.4 million or 22.4% to $275.6 million for Fiscal 1997 from $225.2 million for Fiscal 1996. The increase in net sales was due to higher sales of cigars and smokeless tobacco products. Cigar sales increased principally due to unit volume growth and, to a lesser extent, price increases in all cigar categories. Cigar sales also increased as a result of a shift in sales mix to higher priced cigars. Smokeless tobacco sales increased as a result of volume growth in all smokeless tobacco categories and, to a lesser extent, price increases in all smokeless tobacco categories.

     Gross Profit. Gross profit increased $26.5 million or 23.8% to $137.9 million (50.0% of net sales) for Fiscal 1997 from $111.5 million (49.5% of net sales) for Fiscal 1996. The increase in gross profit for Fiscal 1997 was due to the increase in net sales in all cigar and smokeless tobacco product categories. As a percentage of net sales, gross profit increased due to a shift in sales mix, offset partially by an increase in labor costs as a result of adding a third production shift and bringing little cigar production in-house at the Company's facility in Jacksonville, Florida.

     SG&A Expenses. SG&A expenses increased $3.9 million or 6.3% to $64.9 million (23.5% of net sales) for Fiscal 1997 from $61.0 million (27.1% of net sales) for Fiscal 1996. The increase is principally due to an increase in marketing expenses, offset in part by a reduction in administrative expenses, as a result of the management services agreement between the Company and Hay Island and the one-time special bonuses paid to management in Fiscal 1996. The decrease, as a percentage of net sales, was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales as a consequence of management's monitoring of, and efforts to control, expenses.

     Operating Profit. Operating profit increased $22.6 million or 44.8% to $73.1 million (26.5% of net sales) for Fiscal 1997 from $50.5 million (22.4% of net sales) for Fiscal 1996. The increase, as a percentage of net sales was primarily due to higher gross profits margins, and a decrease in SG&A expenses as a percentage of net sales.

     Interest Expense, Net. Interest expense, net decreased $1.5 million or 15.3% to $8.0 million for Fiscal 1997 from $9.5 million for Fiscal 1996. For Fiscal 1997, the average debt balance was $109.4 million, with an average effective interest rate of 7.4%. For Fiscal 1996, the average debt balance was $122.9 million, with an average effective interest rate of 7.7%.

     Income Taxes. The effective income tax rate was 39.25% and 39.23% for Fiscal 1997 and Fiscal 1996, respectively.

     Net Income. Net income increased $14.5 million or 58.5% to $39.3 million (14.3% of net sales) for Fiscal 1997 from $24.8 million (11.0% of net sales) for Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operating activities were $27.1 million and $38.3 million for Fiscal 1998 and Fiscal 1997, respectively. The decrease of $11.2 million was primarily due to higher working capital requirements resulting from increased inventory levels and lower net income.

     The Company's raw material inventory requirements for mass market cigar production are relatively modest due to its long standing relationships with major tobacco suppliers who commit to supply tobacco inventory as needed by the Company. As a result of developments in the premium cigar market, the Company has experienced increases in its premium cigar inventory levels, which the Company currently believes is not long-term in nature. The Company's largest working capital requirements are driven by its smokeless tobacco operations. The tobacco for dry and moist snuff and loose-leaf chewing tobacco requires aging of two to three years before being processed into finished products. The Company maintains sufficient smokeless tobacco raw material inventories to ensure proper aging and an adequate supply. Although the Company's business is not seasonal, purchases of smokeless tobacco raw material inventory typically occur from the middle of the fourth quarter through the end of the first quarter of each year. Therefore, smokeless tobacco inventories at year end and at the end of the first quarter are typically higher than during the rest of the year. The Company will fund its working capital requirements through operating cash flows, and, if needed, bank borrowings.

     Cash flows used in investing activities were $15.6 million and $22.5 million for Fiscal 1998 and Fiscal 1997, respectively. Cash flows used in Fiscal 1998 and 1997 were primarily related to investments in joint ventures for the production of premium cigars, and purchases of property, plant and equipment. Capital expenditures are estimated to be between $5 million and $8 million for each of 1999 and 2000 and are expected to be used to maintain existing equipment and facilities as well as increase production capacity. The capital expenditures referred to above are expected to be funded by cash flows from operations and, if needed, bank borrowings.

     Cash flows used in financing activities were $10.9 million and $16.6 million for Fiscal 1998 and Fiscal 1997, respectively. The 1998 amount is due principally to changes in long-term borrowings and the repurchase of Class A Shares. The 1997 amount is due principally to changes in long-term borrowings.

     As of December 31, 1998, borrowings under the Existing Credit Facility were $93.0 million, and the Company had $20.825 million of unused availability thereunder, after taking into account approximately $1.175 million utilized to support letters of credit.

     To convert floating rate debt into fixed rate debt, the Company previously entered into two interest rate swap agreements. As of December 31, 1998, the total notional amount covered by the one remaining swap agreement was $15.0 million. The agreement terminates on July 2, 1999. Under the terms of this agreement, the Company receives a variable interest rate equal to three-month LIBOR and pays a fixed rate of approximately 5.9% as of December 31, 1998. If the Company had terminated these agreements on December 31, 1998 or December 31, 1997, the effect, as of the end of each period, would have been insignificant.

     The Company believes that the net cash flow generated from future operations and the availability of borrowings under the Existing Credit Facility, or the New Credit Facility if the Merger is consumated, will be sufficient to fund its working capital requirements, capital expenditures and debt service requirements for the foreseeable future.

INFLATION

     The Company has historically been able to pass inflationary increases for raw materials and other costs on to its customers through price increases; however, there is no assurance it will be able to do so in the future.

SEASONALITY

     Although the Company's business is generally non-seasonal, consumption of smokeless tobacco products increases slightly during the summer months. Additionally, purchases of smokeless tobacco raw materials typically occur from the middle of the fourth quarter to the end of the first quarter.

REGULATION

     See 'ITEM 1. BUSINESS'

EXCISE TAXES

     See 'ITEM 1. BUSINESS'

LITIGATION

     See 'ITEM 3. LEGAL PROCEEDINGS'

RECENT DEVELOPMENTS

     See 'ITEM 1. BUSINESS--Recent Developments'

YEAR 2000

     The 'Year 2000 Issue' is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using '00' as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has modified all of its significant computer applications and believes they are Year 2000 compliant. All databases currently contain four-digit years in their date fields, instead of the former two-digit years, and all software has been tested to ensure that these dates are read and interpreted correctly. All non-compliant hardware has been replaced with machinery represented as compliant, and all significant non-IT systems have been reviewed with their manufacturers and are now believed to be compliant.

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

     The Company has identified those of its vendors, suppliers and customers which it expects to be material to its operations after January 1, 2000 ('Key Business Partners'). Through inquiry and other available means, the Company is taking steps to determine the state of their Year 2000 readiness. The Company will continue to monitor the readiness of such Key Business Partners and will develop contingency plans, as appropriate, to the extent that there appears a significant risk, in the Company's reasonable judgment, of Year 2000 compliance failure with respect to any of them.

     Although the Company cannot quantify the worst case consequences that may result from any failure of Year 2000 readiness on the part of the Company or any of its Key Business Partners, it anticipates that such consequences could include, among other things, temporary delays in the delivery of products as well as delays and errors in customer/vendor remittances. Consequently, even a temporary inability of the Company to conduct its business in the ordinary course due to the Year 2000 issue could have a material adverse effect on the business and results of operations of the Company. While the Company has no contingency plans regarding the failure of its systems or the systems of Key Business Partners, the Company believes that actions taken to date, as described above, should reduce the risk of any disruption and the resulting impact on the Company and its business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Swisher International Group Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 5, 1999

                        SWISHER INTERNATIONAL GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              AS OF DECEMBER 31,
                                                                                             --------------------
                                                                                               1998        1997
                                                                                             --------    --------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................   $  1,633    $  1,057
  Accounts receivable, less allowance for doubtful accounts of $1,490 and $1,643,
     respectively.........................................................................     30,770      32,348
  Inventories.............................................................................     77,903      60,714
  Deferred income taxes...................................................................      1,459       1,218
  Other current assets....................................................................      4,699       3,096
                                                                                             --------    --------
     Total current assets.................................................................    116,464      98,433
                                                                                             --------    --------
Property, plant and equipment:
  Land....................................................................................      1,494       1,299
  Buildings and improvements..............................................................     21,562      10,812
  Machinery and equipment.................................................................     57,743      51,300
  Construction in progress................................................................      2,991      11,998
                                                                                             --------    --------
                                                                                               83,790      75,409
  Less, accumulated depreciation..........................................................     11,327       7,155
                                                                                             --------    --------
                                                                                               72,463      68,254
                                                                                             --------    --------

Goodwill, net of accumulated amortization of $5,129 and $3,512, respectively..............     45,116      46,733
Investments in affiliates.................................................................     11,733      13,315
Prepaid pension cost......................................................................      4,954       4,972
Other assets..............................................................................      6,359       6,050
                                                                                             --------    --------
     Total assets.........................................................................   $257,089    $237,757
                                                                                             ========    ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......................................................   $ 23,000    $     --
  Accounts payable........................................................................      6,933       8,102
  Accrued expenses........................................................................      9,870       8,657
  Due to affiliates.......................................................................         --       5,900
  Income taxes payable....................................................................      2,827       2,863
                                                                                             --------    --------
     Total current liabilities............................................................     42,630      25,522
Long-term debt............................................................................     70,072     101,092
Deferred income taxes.....................................................................      9,877       7,296
Accrued postretirement and postemployment benefits........................................     15,364      14,241
Other liabilities.........................................................................      4,583       3,657
                                                                                             --------    --------
     Total liabilities....................................................................    142,526     151,808
                                                                                             --------    --------
Commitments and contingencies
Stockholders' equity:
  Common Stock............................................................................        341         341
  Paid-in capital.........................................................................     45,428      45,428
  Retained earnings.......................................................................     71,603      40,069
  Treasury stock, at cost, 221,700 shares.................................................     (2,895)         --
  Cumulative translation adjustments......................................................         86         111
                                                                                             --------    --------
     Total stockholders' equity...........................................................    114,563      85,949
                                                                                             --------    --------
     Total liabilities and stockholders' equity...........................................   $257,089    $237,757
                                                                                             ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                             1998            1997            1996
                                                                         ------------    ------------    ------------
Net sales.............................................................     $266,998        $275,644        $225,229
Cost of sales.........................................................      136,133         137,708         113,764
                                                                           --------        --------        --------
     Gross profit.....................................................      130,865         137,936         111,465
Selling, general and administrative expenses..........................       71,123          64,862          61,008
                                                                           --------        --------        --------
Operating profit......................................................       59,742          73,074          50,457
Interest expense, net.................................................        7,073           8,049           9,505
Other expense, net....................................................        1,018             340             153
                                                                           --------        --------        --------
Income before income taxes............................................       51,651          64,685          40,799
Provision for income taxes............................................       20,117          25,390          16,006
                                                                           --------        --------        --------
Net income............................................................     $ 31,534        $ 39,295        $ 24,793
                                                                           ========        --------        --------
Earnings per share:
     Basic............................................................     $    .93        $   1.15        $    .73
                                                                           ========        ========        ========
     Diluted..........................................................     $    .93        $   1.15        $    .73
                                                                           ========        ========        ========
Weighted average shares outstanding:
     Basic............................................................       33,910          34,100          34,100
                                                                           ========        ========        ========
     Diluted..........................................................       33,910          34,152          34,100
                                                                           ========        ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                          CUMULATIVE         TOTAL
                                           COMMON      PAID-IN    RETAINED    TREASURY    TRANSLATION    STOCKHOLDERS'
                                           STOCK       CAPITAL    EARNINGS     STOCK      ADJUSTMENTS       EQUITY
                                           ------      -------    --------    --------    -----------    -------------
Balance, December 31, 1995..............    $ --(a)    $31,128    $ 3,622                                  $  34,750
Common Stock Offering (Note 9)..........     341        94,759         --                                     95,100
Dividends to Hay Island.................      --       (80,459)   (27,641)                                  (108,100)
Net income..............................      --            --     24,793                                     24,793
                                            ----       -------    -------                                  ---------
Balance, December 31, 1996..............     341(b)     45,428        774                    $  --            46,543
Net income..............................      --            --     39,295                       --            39,295
Foreign currency translation
  adjustments...........................      --            --         --                      111               111
                                            ----       -------    -------                    -----         ---------
Balance, December 31, 1997..............     341(b)     45,428     40,069     $    --          111            85,949
Net income..............................      --            --     31,534          --           --            31,534
Stock repurchased.......................      --            --         --      (2,895)          --            (2,895)
Foreign currency translation
  adjustments...........................      --            --         --          --          (25)              (25)
                                            ----       -------    -------     --------       -----         ---------
Balance, December 31, 1998..............    $341(b)    $45,428    $71,603     $(2,895)       $  86         $ 114,563
                                            ====       =======    =======     =======        =====         =========

------------------

(a) Prior to the Common Stock Offering, and as of December 31, 1995, the Company had 100 shares of issued and outstanding Common Stock with a $1 par value.

(b) As of December 31, 1998, 1997 and 1996, the Company had 103,100,000 shares authorized with 34,100,000 shares issued and outstanding at a par value of $.01, of which 221,700 shares are held in Treasury as of December 31, 1998.

   The accompanying notes are an integral part of the consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                            1998            1997            1996
                                                                        ------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................................     $ 31,534       $   39,295       $  24,793
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................        6,714            6,031           5,580
  Deferred income taxes..............................................        2,340            2,691           2,612
  Provision for loss on closure of joint venture.....................          806               --              --
  Loss on disposal of property, plant and equipment..................          234              100              --
  Changes in assets and liabilities:
    Accounts receivable..............................................         (533)          (9,959)          1,331
    Inventories......................................................      (13,246)          (5,754)         (4,154)
    Other current assets.............................................       (1,604)            (847)           (487)
    Prepaid pension cost.............................................           18             (312)           (340)
    Other assets.....................................................       (1,560)          (1,086)         (1,573)
    Accounts payable and accrued expenses............................           40            3,764            (857)
    Income taxes.....................................................          319            3,603          (1,423)
    Accrued postretirement and postemployment benefits...............        1,123              453           1,015
    Other liabilities................................................          926              346           1,142
    Other, net.......................................................           --               --             (26)
                                                                          --------       ----------       ---------
Net cash provided by operating activities............................       27,111           38,325          27,613
                                                                          --------       ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment...........................       (8,448)         (15,647)         (5,653)
Proceeds from disposal of property, plant and equipment..............           93              604              --
Investments in affiliates............................................       (7,259)          (7,415)             --
                                                                          --------       ----------       ---------
Net cash used in investing activities................................      (15,614)         (22,458)         (5,653)
                                                                          --------       ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in short-term debt............................................           --               --         (20,000)
Long-term borrowings.................................................      639,300           82,100         316,263
Payments of long-term debt...........................................     (647,319)         (98,694)       (306,729)
Dividends paid to Hay Island.........................................           --               --        (108,100)
Proceeds from Common Stock Offering..................................           --               --          95,100
Repurchase of common stock...........................................       (2,895)              --              --
                                                                          --------       ----------       ---------
Net cash used in financing activities................................      (10,914)         (16,594)        (23,466)
                                                                          --------       ----------       ---------
Effect of foreign exchange rate changes on cash......................           (7)              40              --
                                                                          --------       ----------       ---------
Net increase (decrease) in cash and cash equivalents.................          576             (687)         (1,506)
Cash and cash equivalents, beginning of period.......................        1,057            1,744           3,250
                                                                          --------       ----------       ---------
Cash and cash equivalents, end of period.............................     $  1,633       $    1,057       $   1,744
                                                                          ========       ==========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amount capitalized)...............................     $  7,022       $    8,381       $  10,545
  Income taxes.......................................................     $ 17,332       $   18,970       $  14,782

SUPPLEMENTAL NON-CASH DISCLOSURE:

     During the year ended December 31, 1998, a decision was made to close the COTABEX joint venture, a three-party arrangement between the Company and two other cigar manufacturers. As a result, the Company received inventory and machinery and equipment with a total value of $4,238, as settlement of a receivable from one of its partners ($2,103), and return of its investment ($2,941) which resulted in a loss of $806.
   The accompanying notes are an integral part of the consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

1. GENERAL AND ACQUISITION:

     General. Swisher International Group Inc. and Subsidiaries (the 'Company' or the 'Successor') manufactures and sells cigars and smokeless tobacco products. The principal market for the Company's products is the United States.

     Acquisition. Through November 6, 1995, Swisher International, Inc. (the 'Predecessor') was a wholly owned subsidiary of American Maize-Products Company ('AMPCo'). On November 6, 1995, in connection with the acquisition of AMPCo and its subsidiaries by Eridania Beghin-Say, S.A. ('EBS'), the common stock of the Predecessor was simultaneously sold for $169,773 to the Company, which was a wholly owned subsidiary of Hay Island Holding Corporation ('Hay Island') prior to the Offering (see Note 10). This transaction is referred to as the 'Acquisition.'

     The aggregate purchase price was comprised of cash of $39,773, senior bank debt of $110,000, the proceeds of which were paid to the seller, and subordinated debt of $20,000 payable to the seller.

     The Acquisition was accounted for as a purchase, which results in a new basis of accounting for periods subsequent to the acquisition date. The fair value of assets acquired aggregated $203,859, including goodwill of $50,245
(net), and the fair value of liabilities aggregated $164,086. Based on Hay Island's previous ownership interest in AMPCo, the amount of goodwill and shareholders' equity recognized as of the acquisition date was reduced by $8,645. For income tax purposes, the Acquisition has been treated as an asset purchase. Accordingly, goodwill will be amortized over 15 years for income tax purposes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

     Principles of Consolidation. The consolidated financial statements include the accounts of Swisher International Group Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Except as indicated to the contrary, all references to 'the Company' are to the Predecessor or to the Successor. Foreign currency translation adjustments resulting from the translation of the financial position and results of operations of the Company's United Kingdom subsidiary are accumulated as a separate component of stockholders' equity. Investments in affiliated companies with a 20% or greater ownership interest, but less than majority control, are accounted for on an equity basis and, accordingly, consolidated income includes the Company's share of their income.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Revenue Recognition. Revenue is recognized when shipments are made to customers.

     Earnings Per Share. In 1997, the Financial Accounting Standards Board ('FASB') issued SFAS No. 128, 'Earnings per Share.' SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. Weighted average shares used in computing diluted earnings per share may differ from the weighted average shares used in computing basic earnings per share as a result of employee stock options.

     Comprehensive Income. In 1997, the FASB issued SFAS No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income consists of net income and foreign currency translation adjustments.

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:--(CONTINUED)

Comprehensive income for the years ended December 31, 1998, 1997 and 1996 was $31,509, $39,406 and $24,793, respectively.

     Advertising Costs. Advertising costs of $5,365, $4,072 and $2,521 for the years ended December 31, 1998, 1997 and 1996, respectively, were expensed as incurred.

     Research and Development Costs. Research and development expenditures are expensed as incurred. Expenditures amounted to $1,244, $1,142 and $940 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased. The carrying value of cash equivalents approximates fair value.

     Concentration of Credit Risk. Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents and accounts receivable.

     The Company maintains its cash and cash equivalents with various high quality banks. Amounts held in individual banks may periodically exceed, for brief time periods, federally insured amounts. The Company's customers are primarily wholesale tobacco and candy distributors, wholesale grocers and food and drug chains, in many geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral.

     Inventories. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine the cost of tobacco and packaging contents in inventory. All tobacco inventory is included in current assets in conformity with standard industry practice, notwithstanding the fact that significant quantities of inventory are carried for several years for purposes of the curing process. The average cost and the first-in, first-out
(FIFO) methods are used to calculate the cost of the remaining inventories.

     Property, Plant and Equipment. Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for new facilities and those which increase useful lives are capitalized. Maintenance and repairs are expensed as incurred. When property, plant and equipment is sold or retired, the cost and accumulated depreciation applicable to those assets are removed and any gain or loss on the transaction is included in income.

     Plant and equipment is depreciated over its estimated useful life, using the straight-line method. Depreciation is based on the following useful lives: buildings and improvements, 10 to 30 years; machinery and equipment, 5 to 15 years. Assets recorded under capital leases are amortized over the lease term or, if title ultimately passes to the Company, over their estimated useful lives. Depreciation expense approximated $4,201, $3,568 and $3,172, respectively, for the years ended December 31, 1998, 1997 and 1996.

     Goodwill. Goodwill arising from the Acquisition in November 1995 is being amortized over 40 years.

     Investments in Affiliates. During 1997, the Company acquired interests in two joint ventures which were to supply the Company with premium cigars, for a total cost of $14,491. As of December 31, 1997, $5,900 of the total cost is reflected as Due to Affiliates. During 1998, a decision was made to close one of the joint ventures, resulting in a write-off of the Company's investment of $2,941 and a loss of $806, which is included in other expense, net. The excess of the purchase price, which is insignificant, over the Company' s equity interest in the net assets of the joint venture is being amortized over 40 years.

     Assessment of Long-Lived Assets. The Company periodically evaluates whether there has been a permanent impairment in the carrying value of long-lived assets, including goodwill by comparing them to

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:--(CONTINUED)

anticipated future operating cash flows. Factors which management considers in performing this assessment include current operating results and trends, demand, competition and other economic factors.

     Deferred Financing Costs. Deferred financing costs relate to costs incurred in connection with long-term bank financing obtained by the Company. Costs of $6,090, which are included in other assets, are being amortized on a straight-line basis (which approximates the interest method) over the term of the financing agreements. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $1,223, $1,121 and $1,074, respectively.

     Interest Rate Swaps. The Company periodically enters into interest rate swap agreements which change the interest payable on a portion of its outstanding long-term debt from a variable to a fixed rate basis. These agreements involve the receipt of variable rate payments in exchange for fixed rate payments over the life of the agreements without an exchange of the underlying principal amount. The differential to be paid or received is accrued and recognized as an adjustment to interest expense as interest rates change.

     Income Taxes. Under the liability method of accounting for income taxes, the Company recognizes deferred tax liabilities and assets which are determined based on the difference between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     A valuation allowance against deferred tax assets is required if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management has determined, based on the reversal of existing taxable temporary differences and its expectations for the future, taxable income will more likely than not be sufficient to fully recognize deferred tax assets.

3. INVENTORIES:

     Inventories consist of the following:

AS OF DECEMBER 31,                                      1998           1997
------------------                                     -------        -------
Finished goods...................................      $22,822        $16,908
Work-in-process..................................        2,604          2,871
Raw materials....................................       42,005         33,485
Stores and supplies..............................       10,472          7,450
                                                       -------        -------
                                                       $77,903        $60,714
                                                       =======        =======

     The tobacco content of inventories is stated using the LIFO method. As of December 31, 1998 and 1997, inventories of $64,263 and $52,647, respectively, are stated using the LIFO method of accounting. These amounts are less than the corresponding replacement costs by $1,877 and $169 as of December 31, 1998 and 1997, respectively.

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

4. DEBT:

     Long-term debt consists of the following:

AS OF DECEMBER 31,                                      1998           1997
------------------                                    --------       --------
Revolving credit borrowings....................       $ 93,000       $101,000
Capital lease obligations(a)...................             --             --
Miscellaneous..................................             72             92
                                                      --------       --------
                                                        93,072        101,092
Less, current portion..........................         23,000             --
                                                      --------       --------
                                                      $ 70,072       $101,092
                                                      ========       ========

------------------
(a) The Company leases land, buildings and equipment under a capital lease. As of December 31, 1998 and 1997, property, plant and equipment included $7,624 and $8,336 (net of accumulated depreciation of $3,226 and $2,514, respectively), relating to the assets under lease. As of November 1, 1995, the Company has extinguished its liability under the capital lease by purchasing investments and placing such investments in an irrevocable trust, which will be used to satisfy principal and interest payments for the remainder of the lease.

     In November 1997, the Company modified its credit agreement with BankBoston, N.A., as administrative agent, which consisted of a $27 million revolving credit facility and term loans aggregating $130 million. The modified credit agreement is a $130 million unsecured revolving credit facility ('the Existing Credit Facility'), maturing in November 2001. The facility reduces by $15 million on each anniversary date. At the Company's option, interest is payable based on (a) 'alternate base rate' plus an applicable margin, as defined, which was 7.75% as of December 31, 1998, or (b) Eurodollar rate plus an applicable margin, as defined, which was 6.38% as of December 31, 1998.

     The Existing Credit Facility contains various restrictive covenants including, among other things, limitations on the ability of the Company to incur debt, create liens, pay dividends, sell assets and make investments and acquisitions. The Company's ability to pay dividends is limited to a pool of $10 million plus 25% of net income, as defined, for the four quarters most recently ended prior to the dividend payment date. In addition, the Existing Credit Facility requires the Company to maintain specified financial ratios and satisfy certain tests, including minimum net worth and indebtedness to EBITDA and maximum leverage ratios. The Existing Credit Facility also contains customary events of default.

     As of December 31, 1998, the Company had $20.8 million of unused availability thereunder after taking into account approximately $1.175 million utilized to support letters of credit. The weighted average interest rate on all outstanding debt as of December 31, 1998 and 1997 was 7.29% and 7.36%, respectively.

     The Company previously entered into an interest rate swap agreement which has an aggregate notional amount of $15 million as of December 31, 1998 and terminates on July 2, 1999. Under the terms of the swap agreement, the Company pays a fixed interest rate of 5.9% and receives a variable interest rate equal to three month LIBOR. Such agreement effectively converts the interest on $15 million of long-term debt from a variable rate to a fixed rate of interest. In the event of nonperformance by the counterparties, the Company could lose some or all of any future positive cash flows. However, the Company does not currently anticipate nonperformance by such counterparties. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. As of December 31, 1998 and 1997, the Company would have had to pay insignificant amounts to terminate the swap agreement.

     The fair value of the Company's long-term debt approximates the carrying value as of December 31, 1998 and 1997 based on interest rates available for debt with similar terms.

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

4. DEBT:--(CONTINUED)

     Interest costs incurred during the years ended December 31, 1998, 1997 and 1996 were $7,156, $8,203 and $9,638, respectively. Interest capitalized in those periods approximated $364, $345 and $223, respectively.

     Interest income approximated $83, $154 and $133 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. INCOME TAXES:

     Prior to the Acquisition, the Company's income tax filings were the responsibility of AMPCo. For periods subsequent to November 6, 1995, the Company is included in consolidated income tax filings with Hay Island. In accordance with a tax sharing agreement with Hay Island, the Company has computed its provision for income taxes for the years ended December 31, 1998, 1997 and 1996 on a separate company basis.

     The provision for income taxes consists of:

                                                                YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                   1998            1997            1996
                                                               ------------    ------------    ------------
CURRENT:
Federal.....................................................     $ 15,562        $ 19,779        $ 11,780
State and local.............................................        2,215           2,920           1,614
                                                                 --------        --------        --------
                                                                   17,777          22,699          13,394
Deferred, principally federal...............................        2,340           2,691           2,612
                                                                 --------        --------        --------
                                                                 $ 20,117        $ 25,390        $ 16,006
                                                                 ========        ========        ========

     The difference between the actual income tax provision and the income tax provision computed by applying the statutory federal income tax rate to income before provision for income taxes is attributable to the following:

                                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                             DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                 1998             1997             1996
                                                             -------------    -------------    -------------
Federal statutory rate....................................        35.0%            35.0%            35.0%
State and local income taxes, net of federal income tax
  benefit.................................................         3.0              3.2              3.1
Nondeductible expenses....................................         0.3              0.3              0.4
Other, net................................................         0.6              0.8              0.7
                                                                  ----             ----             ----
                                                                  38.9%            39.3%            39.2%
                                                                  ====             ====             ====

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

5. INCOME TAXES:--(CONTINUED)

     The components of net deferred tax assets and liabilities are as follows:

AS OF DECEMBER 31,                                              1998       1997
------------------                                             -------    ------
CURRENT DEFERRED TAX ASSETS:
Accrued expenses and reserves...............................   $   492    $  604
Inventory capitalization....................................     1,329     1,052
LIFO reserve................................................        --        58
                                                               -------    ------
                                                                 1,821     1,714
                                                               -------    ------
CURRENT DEFERRED TAX LIABILITIES:
Accounts receivable.........................................       362       496
                                                               -------    ------
                                                                   362       496
                                                               -------    ------
Current deferred income taxes...............................   $ 1,459    $1,218
                                                               =======    ======
NONCURRENT DEFERRED TAX ASSETS:
Postretirement and postemployment benefit accruals..........   $   841    $  703
Other.......................................................       477       219
                                                               -------    ------
                                                                 1,318       922
                                                               -------    ------
NONCURRENT DEFERRED TAX LIABILITIES:
Goodwill....................................................     2,085     1,312
Depreciation................................................     7,700     5,922
Pension.....................................................       488       298
Other.......................................................       922       686
                                                               -------    ------
                                                                11,195     8,218
                                                               -------    ------
Noncurrent deferred income taxes............................   $ 9,877    $7,296
                                                               =======    ======

6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

     The Company has several non-contributory defined pension benefit plans which cover substantially all employees. Pension benefits are generally based on either years of service and employee compensation during the last years of employment, or years of service times a multiplier. The Company's policy is to make annual contributions sufficient to meet the minimum funding requirements set forth in the Employees Retirement Income Security Act of 1974 ('ERISA').

     Actuarially determined pension costs are accrued currently and include amounts for current service and prior service costs, which are amortized on a straight-line basis over the participants' estimated remaining service period.

     In addition, the Company provides certain health care benefits for retired employees and their eligible dependants. A significant number of the Company's employees may become eligible for these benefits if they are employed until retirement age and have fulfilled certain service requirements.

     The Company has adopted the disclosure provisions of SFAS No. 132, 'Employers' Disclosures about Pensions and Other Postretirement Benefits'. As of December 31, 1998 and 1997, the pension plans' assets were cash and investments in equity and fixed income securities. The funded status and amounts recognized in the

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:--(CONTINUED)

Company's consolidated balance sheets for the pension plans and postretirement benefit plans other than pensions were as follows:

                                                                                    POSTRETIREMENT
                                                                                       BENEFITS
                                                           PENSION BENEFITS      OTHER THAN PENSIONS
                                                          ------------------    ----------------------
CHANGE IN BENEFIT OBLIGATION:                              1998       1997        1998          1997
                                                          -------    -------    --------      --------
  Benefit obligation at beginning of year..............   $48,937    $44,317    $ 10,719      $ 10,404
  Service cost.........................................     1,601      1,367         409           316
  Interest cost........................................     3,550      3,292         750           705
  Actuarial (gain)/loss................................     4,787      2,604         536          (381)
  Benefits paid........................................    (2,765)    (2,643)       (437)         (325)
                                                          -------    -------    --------      --------
  Benefit obligation at end of year....................    56,110     48,937      11,977        10,719
                                                          -------    -------    --------      --------


CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year.......    58,841     53,289          --            --
  Actual return on plan assets.........................     8,220      8,195          --            --
  Employer contributions...............................        --         --         437           325
  Benefits paid........................................    (2,765)    (2,643)       (437)         (325)
                                                          -------    -------    --------      --------
  Fair value of plan assets at end of year.............    64,296     58,841          --            --
                                                          -------    -------    --------      --------

  Funded status (underfunded)..........................     8,186      9,904     (11,977)      (10,719)
  Unrecognized actuarial gain..........................    (4,078)    (6,461)     (2,170)       (2,857)
  Unrecognized prior service cost......................     1,406      1,529          --            --
  Adjustment to recognize minimum liability............      (560)        --          --            --
                                                          -------    -------    --------      --------
  Prepaid pension cost (accrued postretirement
     benefits).........................................   $ 4,954    $ 4,972    $(14,147)     $(13,576)
                                                          =======    =======    ========      ========

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
POSITION CONSIST OF:
  Prepaid benefit cost.................................   $ 7,725    $ 6,961    $     --      $     --
  Accrued benefit liability............................    (2,771)    (1,989)    (14,147)      (13,576)
                                                          -------    -------    --------      --------
  Prepaid pension cost (accrued postretirement
     benefits).........................................   $ 4,954    $ 4,972    $(14,147)     $(13,576)
                                                          =======    =======    ========      ========
  Intangible asset related to minimum liability,
     included in Other Assets..........................   $   560    $    --    $     --      $     --
                                                          =======    =======    ========      ========

ACTUARIAL ASSUMPTIONS:
  Discount rate as of January 1........................      7.25%      7.50%       7.25%         7.75%
  Discount rate as of December 31......................      6.75%      7.25%       6.75%         7.25%
  Expected return on plan assets.......................        10%        10%        N/A           N/A
  Rate of compensation increase........................   5.0-6.5%   5.0-7.0%        N/A           N/A

     For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered health care benefits for the Other Postretirement Benefit plan was assumed as of December 31, 1998. The rate was assumed to decrease gradually to 5.5 percent for 2001 and remain at that level thereafter.

     Assumed health care costs trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would increase (decrease) the accumulated postretirement benefit obligation as of December 31, 1998 by $1,556 and ($1,220), respectively, and

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:--(CONTINUED)

the aggregate of the service cost and interest cost by $176 and ($143) for the year ended December 31, 1998, respectively.

     The provisions for the pension plans and postretirement benefit plans other than pensions include the following:

                                                                                        POSTRETIREMENT
                                                                                           BENEFITS
                                                                                          OTHER THAN
                                                                   PENSION BENEFITS        PENSIONS
                                                                   ----------------    ----------------
COMPONENTS OF NET PERIODIC BENEFIT (INCOME) COST:                   1998      1997      1998       1997
                                                                   ------    ------    ------      ----
  Service cost..................................................   $1,601    $1,367    $  409      $316
  Interest cost.................................................    3,550     3,292       750       705
  Expected return on plan assets................................   (5,765)   (5,075)       --        --
  Net amortization and deferral.................................       72       104      (151)     (228)
                                                                   ------    ------    ------      ----
  Net periodic benefit (income) cost............................   $ (542)   $ (312)   $1,008      $793
                                                                   ======    ======    ======      ====

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were ($24,508), ($23,920), and $21,310 respectively, as of December 31, 1998 and ($21,672), ($21,242) and $20,025, respectively, as of
December 31, 1997.

     Supplemental Plan: In addition to benefits provided under the Company's qualified pension plans, the company also provides pension benefits under a non-contributory supplemental retirement plan (the 'Supplemental Plan'). The Supplemental Plan, which covers certain executives and other key employees, provides for benefits in addition to the funded plans for limitations enacted under ERISA and the Internal Revenue Code, and maintains pre-1989 benefit levels for service prior to that date. The Company recorded pension expense under the Supplemental Plan of $926, $595 and $610 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Savings Plan: The Company has a savings plan (the 'Plan') under Section 401(k) of the Internal Revenue Code, to provide its eligible employees with additional income upon retirement. The Plan requires specified contributions and allows discretionary contributions by the Company. Expense under the Plan was $571, $527 and $526 for the years ended December 31, 1998, 1997 and 1996, respectively.

7. POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES:

     The Company provides certain postemployment benefits to former or inactive employees after employment but before retirement. Postretirement service cost expense amounted to approximately $752, $202 and $207 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The amount recognized on the Company's consolidated balance sheets for postemployment benefits other than to retirees is as follows:

AS OF DECEMBER 31,                                                                       1998      1997
------------------                                                                      -------    -----
ACTUARIAL PRESENT VALUE OF ACCUMULATED POSTEMPLOYMENT BENEFIT OBLIGATIONS:
Former employees.....................................................................   $(1,421)   $(697)
Unrecognized loss....................................................................       204       32
                                                                                        -------    -----
Accrued postemployment benefits......................................................   $(1,217)   $(665)
                                                                                        =======    =====

     The assumed discount rate used to determine the accumulated postemployment benefit obligation is 6.75%, 7.25% and 7.5% for the years ended December 31, 1998, 1997 and 1996, respectively.

                        SWISHER INTERNATIONAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

8. COMMITMENTS AND OTHER:

     As of December 31, 1998, the Company was committed under long-term operating leases expiring through 2003. Minimum annual rental and lease commitments were as follows:

                                                                         TRANSPORTATION
YEAR ENDING DECEMBER 31:                                                   EQUIPMENT       OTHER    TOTAL
------------------------                                                 --------------    -----    ------
1999..................................................................       $2,050        $606     $2,656
2000..................................................................        2,153         417      2,570
2001..................................................................          230         329        559
2002..................................................................          242         190        432
2003..................................................................          254         190        444
Thereafter............................................................          266         190        456

     Rent and lease expense was $2,897, $2,796 and $2,481 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Commitments relating to contracts to purchase tobacco from various suppliers approximated $8,677 as of December 31, 1998.

     During the years ended December 31, 1998, 1997 and 1996, sales to one customer aggregated approximately 15%, 15% and 14%, respectively.

9. STOCKHOLDERS' EQUITY:

     On December 18, 1996, the Company completed an initial public offering (the 'Offering') of 6,000,000 shares of Class A Common Stock at a price of $17 per share, resulting in net proceeds (after issuance costs) of $95.1 million. The net proceeds were paid as a dividend to Hay Island.

     Prior to consummation of the Offering, the Company amended its authorized capital stock to 75,000,000 shares of Class A Common Stock and 28,100,000 shares of Class B Common Stock and converted each outstanding share of its current common stock into 281,000 shares of its newly created Class B Common Stock (totaling 28,100,000 shares of Class B Common Stock). Immediately after consummation of the Offering and as of December 31, 1998 and 1997, the Company had 6,000,000 shares of Class A Common Stock and 28,100,000 shares of Class B Common Stock outstanding.

     The preference and relative rights of the Class A Common Stock and the Class B Common Stock are substantially identical in all respects except for disparity in voting power and conversion rights. Each share of Class A Common Stock and Class B Common Stock entitles the holder of record to one vote and ten votes, respectively. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. The Class A Common Stock has no conversion rights.

     In February 1998, the Company approved the repurchase of up to $15 million of Class A Common Stock. The per share prices of such repurchases are subject to prevailing market prices at the time of repurchase. The timing of such repurchases is at the discretion of management, and subject to the terms of the repurchase program. During 1998, the Company repurchased 221,700 shares of Class A Common Stock.

10. STOCK OPTION PLAN:

     The 1996 Stock Option Plan (the 'Plan'), provides that selected employees, consultants and directors may be granted incentive stock options, nonqualified stock options and stock appreciation rights ('SARs') at exercise prices not less than the fair market value per share at the date of grant. Pursuant to the Plan, the aggregate number of shares of Class A Common Stock which may be made subject to awards of stock options or

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

10. STOCK OPTION PLAN:--(CONTINUED)

SARs shall not exceed at any time 10% of the then outstanding shares of common stock, in the aggregate. The maximum term of any stock option granted under the Plan is ten years and generally will vest in annual one-third increments. Concurrently with the consummation of the Offering, the Company granted 1,564,000 options under the Plan at an exercise price of $17 per share. During 1997, an additional 320,580 options were granted under the Plan at a weighted average exercise price of $17.29 per share. During 1998, no options were granted. No SARs were granted during 1998, 1997 and 1996. No stock options were exercised during 1998, 1997 and 1996. During 1998, 20,461 stock options were forfeited and 10,229 were canceled. No stock options were forfeited or canceled during 1997 and 1996. As of December 31, 1998, 1,853,890 options are outstanding, of which 1,132,209 options are exercisable at a weighted average exercise price of $17.03 per share, and 1,556,110 shares were available for grant of options or SARs.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 'Accounting for Stock-Based Compensation' ('SFAS No. 123'), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Plan. If the Company had elected to recognize compensation cost for the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

YEAR ENDED DECEMBER 31,                                                    1998       1997       1996
-----------------------                                                   -------    -------    -------
Net income:
  As reported..........................................................   $31,534    $39,295    $24,793
  Pro forma............................................................    28,850     36,678     24,600
Basic earnings per share:
  As reported..........................................................   $   .93    $  1.15    $   .73
  Pro forma............................................................       .85       1.08        .72
Diluted earnings per share:
  As reported..........................................................   $   .93    $  1.15    $   .73
  Pro forma............................................................       .85       1.07        .72

     The fair value of stock options used to compute pro forma net income and earnings per share in accordance with SFAS No. 123 is the estimated present value at grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998: dividend yield of 0%; expected volatility of 30.3%; a risk free interest rate of 6.15% and an expected holding period of five years; for 1997: dividend yield of 0%; expected volatility of 30.3%; a risk free interest rate of 6.14% and an expected holding period of five years; for 1996: dividend yield of 0%; expected volatility of 30.0%; a risk free interest rate of 6.14% and an expected holding period of five years.

11. RELATED PARTIES:

     Certain members of the Company's Board of Directors are affiliated with entities which provide legal, consulting and other advisory services to the Company. Payments to such entities aggregated $290, $646 and $922 for the years ended December 31, 1998, 1997 and 1996, respectively.

     In connection with the Offering, the Company and Hay Island entered into a Management Services Agreement. The services provided by Hay Island to the Company include, among other things, treasury and cash management, risk management, human resource management, marketing support, long-term strategic planning, business development and investor relations.

     The Management Services Agreement has a term of five years and will automatically renew thereafter for successive one-year terms. After the initial five-year term, the Management Services Agreement may be

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

11. RELATED PARTIES:--(CONTINUED)

terminated at any time by either party upon six months' prior written notice. The Management Services Agreement will also be terminable by either the Company or Hay Island upon six months' written notice if Hay Island ceases to own shares of Common Stock representing more than 50% of the combined voting power of the Common Stock of the Company.

     The amount payable under the Management Services Agreement for the years ended December 31, 1998 and 1997 was $938 and $925, respectively, payable in twelve monthly installments. The Management Services Agreement provides that the amounts payable thereunder will be reviewed on an annual basis and, based on an agreed upon allocation of Hay Island's costs for the services performed, the amount payable thereunder will be increased or decreased, provided that any increase in such amount will be limited to a percentage increase based upon the change in the Consumer Price Index for all Urban Consumers, Northeast for the preceding twelve-month period.

     Each party will agree to indemnify the other, except in certain limited circumstances, against liabilities that the other may incur that are caused by or arise in connection with such party's failure to fulfill its material obligations under the Management Services Agreement.

12. CONTINGENCIES:

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

     The Company is a defendant, along with other defendants in an action brought by an individual plaintiff in Louisiana seeking damages and other relief in connection with injuries allegedly resulting from use of the Company's and the other defendants' products. The Company and other defendants have been named in a Texas action brought by another individual seeking damages and other relief in connection with injuries allegedly caused to plaintiff by products manufactured by the Company and the other defendants. The Company is also a defendant, along with other defendants, in a wrongful death action commenced in Louisiana. In that case, plaintiffs allege that decedent suffered injury after consuming products manufactured by one or more of the defendants including the Company and seek damages for the wrongful death of the decedent in excess of $50 together with fees and costs. The Company is vigorously defending these lawsuits.

     In addition, the Company is named in two groups of cases filed in a West Virginia court in 1998 in an apparent effort to take advantage of a mass litigation panel recently established by the West Virginia courts. In the first group of cases, 65 different plaintiffs filed simultaneous actions against 20 manufacturers of tobacco products including the Company and 14 other defendants. In the second group, 18 different plaintiffs filed simultaneous actions against 19 manufacturers of tobacco products including the Company and eight other defendants. In each group of cases, each plaintiff alleges that he or she became ill after using tobacco products manufactured by one or more of the defendands in that group of cases. None alleges that any particular plaintiff used any specific product or the products of any specific defendant and none alleges the damage that any specific plaintiff incurred; nevertheless, each plaintiff seeks damages in an unspecified amount against all the defendants in the group of cases in which he or she is a participant.

     The Company is also a defendant along with multiple other defendants in three actions brought under California Proposition 65 and the California Unfair Competition Act.

     Further, the Company is subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in future suits, nor can there be any

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

12. CONTINGENCIES:--(CONTINUED)

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

     In 1996, the federal Food and Drug Administration ('FDA') for the first time asserted jurisdiction over nicotine in tobacco as a 'drug' and issued regulations purporting to regulate smokeless tobacco products as 'medical devices.' These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. In April 1997, ruling in a case filed by the Company and other smokeless tobacco manufacturers to challenge the FDA's authority, a federal court held that the FDA as a matter of law is not precluded from regulating smokeless tobacco products as 'medical devices' or from implementing certain labeling and access restrictions. At the same time, however, the court said that the FDA has no authority to restrict the advertising and promotion of smokeless tobacco products and stayed the effectiveness of any of the restrictions related to labeling, access, advertising and promotion due to take effect in 1997 and 1998 pending further order of the court. The court's opinion was appealed to the U.S. Court of Appeals for the Fourth Circuit which reversed the District Court ruling in 1998 and held that the FDA had no jurisdiction to regulate tobacco. The Fourth Circuit's ruling has been appealed to the United States Supreme Court. The Company is unable to predict the outcome of the appeal or its impact on those portions of the regulations that have not been given effect. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

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

     In June 1997, the five largest tobacco companies announced an agreement with trial lawyers and the Attorneys General of several states suing to recoup Medicare and Medicaid expenses (the 'Proposed Settlement'). Although the Company was not a party to any of the actions being settled (the 'State AG Actions'), legislation introduced in Congress in the wake of the Proposed Settlement sought to raise the price of cigarettes and other tobacco products significantly and to regulate all tobacco products (including smokeless tobacco and, in some cases, cigars) by imposing full FDA regulation and adopting new and highly restrictive marketing requirements. In September 1998, when insufficient votes could be found to support a cloture motion, Congressional leadership tabled the proposed legislation. However, the five tobacco companies announced later in 1998 a master settlement agreement with all fifty state Attorneys General except for one to settle the State AG Actions pursuant to which the companies agreed to pay significant penalties annually and to certain restrictions on the marketing of their products. The Company is not a participant in the master settlement agreement and was not a party to any of the actions settled thereby. The federal Administration has announced that it is considering

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

12. CONTINGENCIES:--(CONTINUED)

filing an action against tobacco manufacturers to recoup Medicare and Medicaid expenses. The Company cannot determine whether such an action will be filed or whether it would impact the Company's business.

     On February 9, 1998, the Company was notified by the Federal Trade Commission ('FTC') of the adoption by the FTC of an Order to File a Special Report on the Company's advertising and marketing expenditures with regard to its cigar business for 1997 and 1996. This information, which is similar to information which the Company has filed with the FTC for many years with respect to its smokeless tobacco products, was filed on April 9, 1998.

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

QUARTER ENDED:                                               MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
--------------                                               --------     -------     ------------     -----------
1998
Net sales.................................................   $60,283      $70,223       $ 73,738         $62,754
Gross profit..............................................    30,831       34,562         35,459          30,013
Operating profit..........................................    14,435       16,316         17,522          11,469
Income before income taxes................................    12,797       14,383         14,607           9,864
Net income................................................     7,868        8,756          8,899           6,011
Earnings per share:
  Basic...................................................   $   .23      $   .26       $    .26         $   .18
  Diluted.................................................   $   .23      $   .26       $    .26         $   .18
Stock price high..........................................        17 3/4       13              8               9 1/8
Stock price low...........................................        12 3/4        7 13/16        5 1/4           4 3/8

1997(A)
Net sales.................................................   $63,799      $70,669       $ 75,491         $65,685
Gross profit..............................................    30,479       35,745         37,711          34,001
Operating profit..........................................    14,947       19,470         20,062          18,595
Income before income taxes................................    12,833       17,346         18,068          16,438
Net income................................................     7,765       10,500         10,924          10,106
Earnings per share:
  Basic...................................................   $   .23      $   .31       $    .32         $   .30
  Diluted.................................................   $   .23      $   .31       $    .32         $   .30
Stock price high..........................................        18 3/4       19 1/2         18 7/8          21 5/8
Stock price low...........................................        13 1/4       13 1/2         14 1/4          14 1/4

------------------
(a) The first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128.

14. GOING-PRIVATE TRANSACTION:

     On December 9, 1998, the Company announced that its Board of Directors approved a transaction to take the Company private (the 'Going-Private transaction'). Subject to the approval of (i) the holders of a majority of its Class A Common Stock present at a shareholder's meeting, and (ii) the holders of a majority of its Common Stock, the Company will merge (the 'Merger') with its wholly-owned subsidiary, SIGI Acquisition Corporation ('Newco'). Holders of all outstanding shares of the Company's Class A Common Stock will receive $9.50 per share, and all 28,100,000 outstanding Class B shares will be exchanged by the Class B holder for 2,810 newly-issued shares of Newco common stock, representing all of the outstanding shares of common stock, and voting

                        SWISHER INTERNATIONAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

14. GOING-PRIVATE TRANSACTION:--(CONTINUED)

power of Newco. In connection with the Merger, the Company intends to enter into a new credit facility, which will consist of a $75 million five-year term loan and a $125 million five-year revolving credit facility, whereby the Company will finance the purchase price of the Class A shares in the Merger, pay other fees and expenses incurred in connection with the Merger, and refinance its existing credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the directors and executive officers of the Company.

         NAME              AGE   POSITION WITH THE COMPANY OR NEWCO
         ----              ---   ----------------------------------
William Ziegler, III*      70    Chairman of the Board, Chief Executive Officer and Director of the Company;
                                 Chairman of the Board, Chief Executive Officer and Director of Newco
William T. Ziegler*        43    Chairman of the Executive Committee, Chief Operating Officer and Director of the
                                 Company
Timothy Mann               56    President and Director of the Company
Robert A. Britton          52    Executive Vice President, Chief Financial Officer and Director of the Company
Nicholas J. Cevera, Jr.    61    Executive Vice President--Operations and Director of the Company
Blake T. Newton, III       56    Executive Vice President and General Counsel of the Company
J. Thomas Ryan, III        51    Executive Vice President--Sales & Marketing and Director of the Company
Justo S. Amato             64    Senior Vice President--Finance of the Company
Joseph R. Augustus         37    Senior Vice President--Government Relations
Paul M. Arvia              61    Senior Vice President--Sales of the Company
Barry L. Drugg             52    Senior Vice President--Human Resources of the Company
John E. Fraleigh           60    Senior Vice President--Tobacco Procurement of the Company
Peter J. Ghiloni           47    Senior Vice President--Marketing of the Company
Karl H. Ziegler            29    Secretary of the Company; Secretary of Newco
Cynthia Z. Brighton        39    Vice President--Financial Services, Treasurer and Director of the Company
C. Keith Hartley           56    Director of the Company
Alfred F. La Banca         67    Director of the Company
Donald E. McNicol          77    Director of the Company
Charles H. Mullen          71    Director of the Company
John R. Tweedy             69    Director of the Company

------------------
* William Ziegler, III is the father of William T. Ziegler, Karl H. Ziegler and Cynthia Z. Brighton.

     WILLIAM ZIEGLER, III has been a Director, Chief Executive Officer and Chairman of the Board of the Company since November 1995. Mr. Ziegler served as a Director of American Maize from 1958 to 1995; as Chairman of its Board from 1964 to 1995; and as its Chief Executive Officer from 1976 to 1993. He has also been a Director of Swisher since 1966. Mr. Ziegler is President of the E. Matilda Ziegler Foundation for the Blind (a private foundation) and also has served as Trustee of Connecticut College and as a member of the Board of Directors of the Maritime Aquarium at Norwalk, Connecticut. Mr. Ziegler is the father of William T. Ziegler, Cynthia Z. Brighton and Karl H. Ziegler. Mr. Ziegler is a member of the Executive Committee.

     WILLIAM T. ZIEGLER has been a Director and Chief Operating Officer of the Company since November 1995. From 1991 to 1994, Mr. Ziegler served as Director of Corporate Development for Helme Tobacco Company, a former subsidiary which was merged into the Company in 1994 ('Helme'). William T. Ziegler is a son of William Ziegler, III. William T. Ziegler is Chairman of the Executive Committee.

     TIMOTHY MANN has been a Director and President of the Company since November 1995. He has also served as President and a Director of Swisher since 1986. Mr. Mann is Vice President of the Cigar Association of America, and serves on its Board of Directors. He is also a Director of the Tobacco Merchants' Association and a member of the National Association of Wholesale Marketers by whom he was named a Dean of the Industry. Mr. Mann is a member of the Executive Committee.

     ROBERT A. BRITTON was named Executive Vice President, Chief Financial Officer and a Director of the Company in October 1996 after serving as Vice President and Chief Financial Officer of the Company since

November 1995. From 1990 to 1995, Mr. Britton served as Vice President and Treasurer of American Maize. Mr. Britton is a member of the Pension Committee.

     NICHOLAS J. CEVERA, JR. has been a Director and Executive Vice President-Operations of the Company since November 1995. He has also served as Executive Vice President-Operations of Swisher since July 1986 and, prior thereto, as its Vice President-Manufacturing since April 1980.

     BLAKE T. NEWTON, III has been Executive Vice President and General Counsel of the Company since April 1997. For more than 20 years prior thereto, Mr. Newton was a member of the law firm of Keck Mahin & Cate and its predecessor, Hall, McNicol, Hamilton & Clark.

     J. THOMAS RYAN, III has been a Director and Executive Vice President-Sales and Marketing of the Company since November 1995. Mr. Ryan, who has also been Executive Vice President-Sales and Marketing of Swisher since April 1994, was President of Helme from 1985 to 1994 and Senior Vice President of Helme from 1983 to 1985. Mr. Ryan serves on the Boards of the Cigar Association of America, the Smokeless Tobacco Council and the Smokeless Tobacco Research Council.

     JUSTO S. AMATO was named Senior Vice President-Finance of the Company in September 1996 after serving as Vice President-Finance since November 1995. He also has been Senior Vice President-Finance of Swisher since September 1996 and, prior thereto, its Vice President-Finance since 1978.

     PAUL M. ARVIA was named Senior Vice President-Sales of the Company in September 1996 after serving as Vice President-Sales since November 1995. He also has been Senior Vice President-Sales of Swisher since September 1996 and, prior thereto, its Vice President-Sales since 1983.

     JOSEPH R. AUGUSTUS was named Senior Vice President-Government Relations of the Company in October 1998 after serving as Vice President-Government Relations since October 1996, prior to which he was Director-Government Relations of the Company and of Swisher.

     BARRY L. DRUGG was named Senior Vice President-Human Resources of the Company in September 1996 after serving as Vice President-Personnel and Administration since November 1995. He also has been Senior Vice President-Human Resources of Swisher since September 1996 and, prior thereto, its Vice President-Personnel and Administration since 1983.

     JOHN E. FRALEIGH was named Senior Vice President-Tobacco Procurement of the Company in October 1996 after serving as Vice President-Tobacco Procurement since November 1995. He also has been Senior Vice President-Tobacco Procurement of Swisher since October 1996 and, prior thereto, its Vice President-Tobacco Procurement since 1976. Mr. Fraleigh, who joined Swisher in 1964, is also responsible for quality control and product development.

     PETER J. GHILONI was named Senior Vice President-Marketing of the Company in September 1996 after serving as Vice President-Marketing since November 1995. He also has been Senior Vice President-Marketing of Swisher since September 1996 and, prior thereto, its Vice President-Marketing since April 1994. Prior thereto, Mr. Ghiloni served as Senior Vice President-Markeeting and Sales for Helme since October 1991.

     CYNTHIA Z. BRIGHTON has been Treasurer, Vice President-Financial Services and Director of the Company since November 1995. From 1986 to 1993, she is also served as a director and corporate secretary of American Fructose Corporation, an American Maize affiliate, and as the corporate secretary of American Maize from 1992 to 1994. Ms. Brighton is a daughter of William Ziegler, III. Ms. Brighton is a member of the Pension Committee.

     KARL H. ZIEGLER has been Secretary of the Company since November 1995. Mr. Ziegler is a son of William Ziegler, III.

     C. KEITH HARTLEY has been a director of the Company since November 1995. Since August 1995 he has been the Managing Partner-Corporate Finance at Forum Capital Markets L.P., an investment banking firm and a co-manager of the Initial Public Offering. From May 1991 to August 1995, Mr. Hartley was an independent financial consultant. From February 1990 to May 1991, Mr. Hartley served as Managing Director of Peers & Co., a merchant banking firm. Mr. Hartley also serves as a director of Comdisco, Inc., a lessor of high technology equipment, and as a director of U.S. Diagnostics, Inc., an operator of diagnostic imaging centers. Mr. Hartley is Chairman of the Audit Committee and a member of the Executive, Pension and Compensation Committees.

     ALFRED F. LA BANCA has been a Director of the Company since November 1995. He is also Chairman of the Board of the Mailex Corporation, and of Action Letter, Inc., which he founded in 1961. Both Mailex Corporation and Action Letter, Inc. specialize in the production of direct mail data processing and outsource management for client firms. Mr. La Banca is Chairman of the Compensation Committee and a member of the Executive Committee and the Audit Committee.

     DONALD E. MCNICOL has been a Director of the Company since November 1995. He is presently of counsel to the law firm of Schnader Harrison Segal & Lewis LLP. Mr. McNicol was a partner of Hall, McNicol, Hamilton & Clark from 1956 to 1992 and of counsel to the firm of Keck, Mahin & Cate from 1992 to 1996. Mr. McNicol served as a Director and General Counsel of American Maize from 1964 to 1991. Mr. McNicol is Chairman of the Pension Committee and a member of the Executive, Compensation and Audit Committees.

     CHARLES H. MULLEN has been a director of the Company since February 1997. Mr. Mullen retired in 1992 as chairman and chief executive officer of American Tobacco Company, which was a subsidiary of American Brands, Inc. He was also a vice president and a member of the board of directors of American Brands, Inc. Prior thereto he was chairman of American Cigar, a former subsidiary of American Brands, Inc. In addition, Mr. Mullen serves as a director of Standard Commercial Corporation. Mr. Mullen is a member of the Audit and Compensation Committees. Mr. Mullen is the sole member of the Special Committee formed in connection with the proposed Merger.

     JOHN R. TWEEDY has been a Director of the Company since November 1995. Mr. Tweedy served in various management positions at American Maize and its affiliates from 1972 until he retired as Senior Vice President of American Maize in 1993. Mr. Tweedy is a member of the Audit and Compensation Committees. Mr. Tweedy was a member of the Special Committee until his resignation on December 8, 1998, after having met the day before with a doctor, due to a change in his health which he believed would preclude him from properly discharging further the duties imposed upon him by membership in the Special Committee.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded or paid by or on behalf of the Company to the chief executive officer and the four other most highly compensated executive officers of the Company (the 'Named Executive Officers') for services rendered in all capacities to the Company (including its subsidiaries) for the periods covered:

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                    ANNUAL COMPENSATION                 AWARDS
                                          ---------------------------------------    ------------
              (A)                 (B)       (C)         (D)             (E)              (F)               (G)
                                                                                     SECURITIES
                                                                                      UNDERLYING
           NAME AND                                                OTHER ANNUAL      OPTIONS/SARS       ALL OTHER
      PRINCIPAL POSITION          YEAR     SALARY      BONUS      COMPENSATION(2)         #          COMPENSATION(3)
-------------------------------   ----    --------    --------    ---------------    ------------    ---------------
William Ziegler, III (1).......   1998          --          --             --                --                --
Chairman of the Board and         1997          --          --             --                --                --
  Chief Executive Officer         1996    $360,000    $410,400        $ 9,810                --                --
Timothy Mann...................   1998    $338,150    $330,414        $86,100                --                --
President                         1997    $316,250    $372,525        $82,777            37,583                --
                                  1996    $271,833    $282,200        $78,390           275,000         $ 500,000
J. Thomas Ryan, III............   1998    $268,760    $204,253        $17,742                --                --
Executive Vice President,         1997    $251,160    $230,108        $18,146            27,333                --
  Sales and Marketing             1996    $218,400    $174,300        $21,843           200,000         $ 400,000
Nicholas J. Cevera, Jr. .......   1998    $245,525    $186,595        $20,290                --                --
Executive Vice President,         1997    $229,425    $210,194        $16,898            27,333                --
  Operations                      1996    $199,500    $159,200        $18,248           200,000         $ 400,000
Robert A. Britton..............   1998    $223,255    $169,670        $23,213                --                --
Executive Vice President and      1997    $208,650    $204,542        $17,225            77,333                --
  Chief Financial Officer         1996    $160,500    $146,376        $19,066           150,000         $ 300,000

                                                        (Footnotes on next page)

(Footnotes from previous page)
------------------
(1) William Ziegler, III is an employee of Hay Island and, as such, has been compensated exclusively by Hay Island since January 1, 1997. He received no compensation from the Company in 1998; however, under the Management Services Agreement, the Company paid $937,730 to Hay Island in 1998, some of which may have been used by Hay Island to compensate Mr. Ziegler. (See 'ITEM
    13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Management Services Agreement' and '--Family Relationships').
(2) Includes for Messrs. Mann, Ryan, Cevera and Britton, respectively, (a) imputed income for executive life insurance premiums paid by the Company in 1998 of $34,500, $1,963, $2,461 and $2,555 and in 1997 of $34,500, $1,848,
    $1,968 and $2,412 and in 1996 of $34,500, $2,134, $985 and $2,253; (b)
    imputed income for use of a Company car in 1998 of $12,321, $7,479, $6,895 and $8,268 and in 1997 of $12,030, $8,097, $6,768 and $6,848 and in 1996 of
    $7,657, $9,916, $6,321 and $8,187; and (c) reimbursement of taxes in connection with imputed income derived from payment by the Company of premiums on executive life insurance policies, imputed income derived from use of a Company car, imputed income derived from the the aggregate payment of Medicare taxes by the Company in regard to accruals under supplemental pension programs and other perquisites for 1998 of $39,279, $8,300, $10,934 and $12,390 and for 1997 of $36,247, $8,201, $8,162 and $7,965 and for 1996
    of $36,233, $9,793, $9,255 and $8,626. Includes for William Ziegler, III in 1996, imputed income for use of a Company car of $5,294 and reimbursement of taxes in connection with imputed income derived from payment by the Company of premiums on executive life insurance policies, derived from the use of a Company car, derived from aggregate payment of Medicare taxes by the Company in regard to accruals under supplemental pension programs and other perquisites of $4,516. Also includes for Mr. Cevera in 1996 imputed income for group term life insurance of $1,687.
(3) Represents special, one-time bonuses paid in connection with the Initial PublicOffering.

OPTION GRANTS

     In Fiscal 1998, no stock options were granted to the Named Executive Officers under the 1996 Stock Option Plan (as described below).

                 AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND
                     FISCAL 1998 YEAR-END OPTION VALUES (1)

                                                                  NUMBER OF SECURITIES           VALUES OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                                  OPTIONS AT FY-END(#)              AT FY-END($)(2)
                                                              ----------------------------    ----------------------------
                                                              EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                                              -----------    -------------    -----------    -------------
William Ziegler, III.......................................          --              --           --              --
Timothy Mann...............................................     195,860         116,723            0               0
J. Thomas Ryan, III........................................     142,443          84,890            0               0
Nicolas J. Cevera, Jr. ....................................     142,443          84,890            0               0
Robert A. Britton..........................................     125,777         101,556            0               0

------------------
(1)  No options were exercised in 1998.
(2) The closing price of the Class A Shares on December 31, 1998, the last trading day in 1998, was $9.00.

MANAGEMENT INCENTIVE PLAN

     The Company maintains a management incentive plan ('MIP') to compensate eligible full-time employees for their contributions to the Company's performance in revenue growth, improved operating profit, cost control and production facility utilization. Bonuses under the MIP are based on achievement of financial performance targets and individual performance goals that are developed for each participant at the beginning of each year by management and such participant and are approved by the Compensation Committee. Each participant in the MIP has a target bonus opportunity that is expressed as a percentage of base salary. The percentage varies based on the potential of the position to have a positive impact on the performance of the Company. The actual award is based on management's recommendation and must be approved by the Compensation Committee. In 1999, the Company paid bonuses of approximately $2.5 million under the MIP for the year ended December 31, 1998.

     For 1998, the bonuses under the MIP for Timothy Mann, J. Thomas Ryan, III, Nicholas J. Cevera, Jr. and Robert A. Britton are set forth in the Summary Compensation Table. William Ziegler, III was an employee of Hay Island for all of 1998 and received no bonus under the MIP.

1996 STOCK OPTION PLAN

     In 1996, the Company adopted, and Hay Island, as the sole stockholder of the Company, approved, the 1996 Stock Option Plan (the '1996 Stock Option Plan'), which provides that the aggregate number of Class A Shares which may be made subject to awards of stock options or stock appreciation rights ('Awards') shall not exceed at any time 10% of the then outstanding Common Shares. The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Awards may be made thereunder (subject to specified aggregate limits and annual individual limits on certain types of awards) to selected employees, consultants and directors of the Company. The Company granted no stock options under the 1996 Stock Option Plan in Fiscal 1998.

     The Compensation Committee and the Board of Directors each has authority, subject to the terms of the 1996 Stock Option Plan, to determine, among other things, when and to whom to grant Awards under the 1996 Stock Option Plan, the number of Class A Shares to be covered by Awards, the types and terms of stock options and stock appreciation rights granted and the exercise price of the stock options and stock appreciation rights and to prescribe, amend and rescind the rules and regulations relating to the 1996 Stock Option Plan.

     Stock options granted under the 1996 Stock Option Plan may be either 'incentive stock options,' as such term is defined in Section 422 of the Code, or nonqualified stock options. The exercise price of nonqualified stock options must equal or exceed the fair market value per Class A Share on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock (a '10% Stockholder'), the exercise price of any incentive stock option granted must equal at least 110% of the fair market value of the Class A Shares on the date of the grant. The exercise price of incentive stock options for all other employees must equal or exceed the fair market value per share of Class A Shares on the date of grant. The maximum term of any incentive stock option granted under the 1996 Stock Option Plan is ten years (five years in the case of an incentive stock option granted to a 10% Stockholder). Stock options granted under the 1996 Stock Option Plan generally vest in annual one-third increments.

     Stock appreciation rights may be granted alone or in tandem with stock options under the 1996 Stock Plan. A stock appreciation right is a right to be paid an amount equal to the excess of the fair market value of the Class A Shares on the date of exercise over the base price. Settlement of stock appreciation rights may be in cash, Class A Shares or both, as specified in the award agreement or as otherwise determined by the Compensation Committee or the Board of Directors.

     No person may be granted stock options or stock appreciation rights under the 1996 Stock Option Plan in any calendar year representing an aggregate of more than 2.5% of the then outstanding Common Shares. Stock options and stock appreciation rights shall be exercisable at the times and upon the conditions that the Compensation Committee or the Board of Directors may determine, as reflected in the applicable award agreement.

     Unless otherwise provided in a grantee's award agreement, (i) upon termination of such grantee's employment or service as a consultant or a director due to death or disability, any unvested options and stock appreciation rights shall vest in full and shall remain exercisable for a period of one year and shall terminate thereafter and (ii) upon termination of such grantee's employment or service as a consultant or a director for any reason other than death or disability, any unvested options and stock appreciation rights shall terminate and all vested options and stock appreciation rights shall remain exercisable for a period of three months and shall terminate thereafter.

     Unless otherwise provided in a grantee's award agreement, awards granted under the 1996 Stock Option Plan may be transferred by the grantee only by will or by the laws of descent and distribution, and may be exercised only by the grantee during his or her lifetime. The 1996 Stock Option Plan may, at any time and from time to time, be altered, amended, suspended or terminated by the Board of Directors, in whole or in part, provided, that no amendment which requires stockholder approval in order for the 1996 Stock Option Plan to continue to comply with Section 162(m) of the Code will be effective unless such amendment has received the requisite approval by the Company's stockholders. In addition, no amendment may be made which adversely affects any of the rights of the grantee under any Award theretofore granted without such grantee's consent. No awards will be made under the 1996 Stock Option Plan following the tenth anniversary of the date of adoption of the 1996 Stock Option Plan.

BENEFIT PLANS

     Capital Accumulation Plan--401(k). The Company sponsors The Capital Accumulation Plan (the 'CAP'), a tax qualified 401(k) defined contribution plan, effective October 31, 1995, which covers eligible salaried employees employed at the Company's locations within the United States. The CAP permits participants to contribute up to 15% of their base salary to the plan (highly compensated employees, including officers, are limited to 6% or a percentage determined by testing under applicable regulations). The Company may make a matching contribution, depending on profits. The Company also may make a contribution of 1% of base salary. Participant contributions are 100% vested when made and Company contributions vest ratably over 4 years. Participants may direct the investment of all contributions among the funds offered by the CAP. The amount of base salary that may be used under the CAP to determine employer matching contributions was limited to $160,000 for 1998.

     Retirement Plan. The Company sponsors the Retirement Plan for Salaried Employees of Swisher International, Inc. (the 'Retirement Plan'), a tax qualified defined benefit plan effective December 31, 1959, which covers eligible salaried employees employed at the Company's locations within the United States. The Retirement Plan benefits are based on credited service (up to 35 years) with Swisher International, Inc., and may include credited service with members of a controlled group of corporations of which Swisher International, Inc. was a part, and the participant's compensation (base pay and regular annual performance bonus) for such service averaged over the 60 consecutive months out of the 120 months prior to termination of employment which produces the highest average. The Retirement Plan's benefits are reduced to partially reflect social security benefits received by the participant. Benefits are paid at Normal Retirement Date (age 65), and vest after 5 years of service.

     Supplemental Pension Program. The Company established a Supplemental Pension Program, effective October 31, 1995 (the 'SERP'), to restore retirement benefits under the Retirement Plan and contributions under the CAP limited by the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and by Treasury regulations relating to maximum retirement benefits, contributions and compensation (which may be used in calculating benefits and contributions). The SERP also provides an increased level of retirement benefits for certain executives of the Company. All other SERP provisions follow those of the Retirement Plan and CAP. The SERP is a nonqualified, unfunded plan under ERISA and the Code. The Company may make contributions to a trust established for the benefit of the SERP participants or establish a reserve on its books against future benefit obligations. However, the assets of any such trust or any amount so reserved shall not be protected from the claims of creditors.

     The following illustration shows the annual benefits under the Retirement Plan and the SERP, expressed as straight life annuities beginning at age 65.

    5 YEAR
AVERAGE ANNUAL     5 YEARS       10 YEARS      15 YEARS      20 YEARS      25 YEARS      30 YEARS      35 YEARS
 COMPENSATION     OF SERVICE    OF SERVICE    OF SERVICE    OF SERVICE    OF SERVICE    OF SERVICE    OF SERVICE
--------------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
   $ 50,000        $  3,943      $   7,887     $  11,830     $  15,774     $  19,717     $  23,660     $  23,660
     75,000           6,448         12,897        19,345        25,794        32,242        38,691        38,691
    100,000           9,055         18,110        27,165        36,221        45,276        54,331        54,331
    200,000          19,482         38,964        58,445        77,927        97,409       116,891       116,891
    300,000          29,908         59,817        89,725       119,634       149,542       179,451       179,451
    400,000          40,335         80,670       121,005       161,340       201,675       242,011       242,011
    500,000          50,762        101,523       152,285       203,047       253,809       304,570       304,570
    600,000          61,188        122,377       183,565       244,754       305,942       367,130       367,130
    700,000          71,615        143,230       214,845       286,460       358,075       429,690       429,690
    800,000          82,042        164,083       246,125       328,167       410,208       492,250       492,250
    900,000          92,468        184,937       277,405       369,873       462,342       554,810       554,810

     Benefits under the Retirement Plan are subject to the maximum limitations imposed by federal law on pension benefits. For 1998, these limitations include a maximum straight life annuity at age 65 of $130,000 per year, $10,833 per month and a maximum annual compensation of $160,000.

     As of December 31, 1998, the years of employment recognized by the Retirement Plan and SERP for Messrs. Mann, Ryan, Cevera and Britton were 20.13, 12.80, 18.68, and 21.04 (including 17.95 years of service with a predecessor company), respectively. Mr. Ziegler does not participate in the Company's Retirement Plan or SERP. Special incentive payments such as those described in the Summary Compensation Table are excluded from pensionable earnings. As the Company's Management Incentive Plan is based on the performance of the Company, it is possible that the total of an executive's base pay and regular annual performance bonus may be more or less than the total of base pay and regular annual performance bonus in the prior year by more than 10%. See 'Management Incentive Plan.'

     Executive Life Insurance. The Company sponsors a life insurance program, which replaces the group plan for certain selected officers, that provides the participants with policies that continue coverage into retirement. As of December 31, 1998, at least $1,000,000 of coverage is provided to covered officers. The Company pays the policy premiums and makes payments to the executives to enable their payment of any taxes resulting from imputed income on the premiums. The cost of this program for 1998 for the covered Named Executive Officers was, in the aggregate, approximately $140,000.

EMPLOYMENT AGREEMENTS

     Each of Timothy Mann, J. Thomas Ryan, III, Nicholas J. Cevera, Jr. and Robert A. Britton entered into employment agreements with the Company, dated as of October 23, 1996. The term of each employment agreement is three years. Each employment agreement may be terminated by the Company at any time. In the case of termination without Cause (as defined in the employment agreements), the Company is required to pay the executive's salary and provide the executive with certain perquisites for the remainder of the term. In addition, the Company will be obligated to pay the executive's target bonus pro-rated for the year in which the termination occurs. An executive may terminate his employment agreement at any time upon two weeks' notice. Any such termination will result in the forfeiture by the executive of any further payments or benefits pursuant to the employment agreement as of such termination. Also, each employment agreement contains a non-compete provision extending for twelve months following voluntary termination by the executive or termination for cause or for any period during which severance is being paid to such executive. Pursuant to his respective employment agreement, commencing on January 1, 1999, Messrs. Mann, Ryan, Cevera and Britton will receive an annual salary of $355,058, $287,573, $262,712 and $245,581 respectively, and certain current perquisites (including tax reimbursement for certain perquisites). Each executive is entitled to participate in the Company's MIP (See 'Management Incentive Plan'). Pursuant to his employment agreement, each executive is entitled to participate in the Company's 1996 Stock Option Plan (See '1996 Stock Option Plan').

                         COMPENSATION COMMITTEE REPORT

COMPENSATION OVERVIEW

     The Compensation Committee of the Board of Directors (the 'Committee') has the responsibility for the design, implementation and administration of the Company's executive compensation including the MIP, awards under the 1996 Stock Option Plan and compensation of the President and Executive Vice Presidents of the Company. The Committee is comprised entirely of outside independent directors.

     The objective of the Company's executive compensation program is to attract and retain the management talent necessary to maximize long-term profitability and shareholder value. The program is designed to accomplish this objective through plans that (i) motivate senior managers, and align their interests with those of the Company's shareholders, by tying incentive compensation to Company profitability and individual performance and (ii) provide a base level of compensation that is competitive with similar businesses as well as a cross section of general industry.

ELEMENTS OF COMPENSATION

     The three principal components of the Company's executive compensation program are salary, annual incentives and stock options, each of which is discussed in detail below.

     1. Salary

     Of the three elements of executive compensation, salary is the least affected by the Company's performance; although it is very much dependent on individual performance. Salary is intended to provide a base level of compensation that is competitive at the market median with similar companies. The Compensation Committee reviews and approves salary levels and increases for the President and the Executive Vice Presidents.

     Following a procedure used for all salaried employees of the Company, each of the executive officers is assigned a salary range for his or her particular job. The range is set at 80% to 120% of the median market value of the position. The median market value is established by an evaluation of the degree of accountability, expertise and problem solving required in each position and the results of salary surveys conducted by major compensation consultants and associations. The salary ranges are reviewed annually using current survey data to determine the amount of adjustment, if any.

     Individual salaries are reviewed annually. The timing and amount of any increase to salaried employees, including executive officers, are both dependent upon (i) the performance of the individual and, to a lesser extent (ii) the relationship of his or her actual salary to the midpoint of the salary range.

     Salaries for the President and Executive Vice Presidents of the Company are recommended by the Chief Executive Officer and reviewed and approved by the Compensation Committee. The Chief Executive Officer's recommendations on the amount of increase are based on his subjective evaluation of each individual's performance in his or her respective functional area.

     2. Annual Incentives

     The executive officers of the Company all participate in a Management Incentive Plan (see 'Management Incentive Plan' above) under which annual cash bonuses are paid, based on the achievement of specific financial and/or operational targets and each participant's individual performance.

     3. Stock Options

     Stock options are designed to provide long-term incentives and rewards tied to increases in the price of the Company's Class A Common Stock. The Committee believes that stock options, which provide value to the participants only when the Company's shareholders benefit from stock price appreciation, are an integral component of the Company's executive compensation program. Thirty-seven
(37) key employees, including the executive officers, participate in the stockholder-approved 1996 Stock Option Plan. The factors considered in awarding the specific number of options to each participant included the individual's total compensation, organizational level, and his or her potential for contributing to the successful operations of the Company. The options granted were all incentive stock options except where the limits of the plan and Treasury regulations required the granting of non-qualified options. (See '1996 Stock Option Plan' above).

COMPLIANCE WITH SECTION 162(M) OF THE CODE

     Section 162(m) of the Code, generally disallows a tax deduction to any public company for compensation over $1 million paid to such company's chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Absent extraordinary circumstances, the Company's current compensation programs are not likely to trigger the $1 million limit on deductibility. The Company will consider whether new compensation programs should be structured in a manner that would be exempt from the deduction limit at the time such programs are designed.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Mr. Ziegler's compensation is paid entirely by Hay Island. See 'EXECUTIVE COMPENSATION-- Summary Compensation Table.'

MEMBERS OF THE COMPENSATION COMMITTEE

     Alfred F. La Banca (Chairman)
     C. Keith Hartley
     Donald E. McNicol
     Charles H. Mullen
     John R. Tweedy

                               PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Company's Class A Common Stock with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers for the period from December 17, 1996 through December 31, 1998. The returns are calculated by assuming an investment in the Class A Common Stock and each index of $100 on December 17, 1996. The publicly traded companies in the peer group are:
Consolidated Cigar, Inc., General Cigar Company Inc. and United States Tobacco Company.

Measurement Period          Swisher          S&P 500          Peer Companies
------------------          -------          -------          --------------
     12/17/96                100.0            100.0                100.0
     12/31/96                 93.4            102.0                 96.8
      3/31/97                 86.0            104.3                 99.7
      6/30/97                101.5            121.9                118.3
      9/30/97                106.3            130.5                136.7
     12/31/97                100.0            133.7                112.2
      3/31/98                 76.5            151.8                 71.8
      6/30/98                 47.1            156.2                 55.6
      9/30/98                 35.3            140.1                 52.0
     12/31/98                 52.9            169.3                 69.4

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Class A Shares and the Class B Shares, as of December 31, 1998, by (i) each person known by the Company to own beneficially more than 5% of the outstanding Class A Shares or Class B Shares, (ii) each of the Company's directors, (iii) each of the executive officers of the Company, and (iv) all directors and executive officers of the Company, as a group (20 persons). Except as set forth in the notes to the table, the business address of each person is 20 Thorndal Circle, Darien, Connecticut 06820. The information set forth in the table and the notes thereto is based solely upon information provided to the Company directly by such stockholders. As described in the notes to the table, voting and/or dispositive power with respect to certain Class A Shares and Class B Shares is shared by the named individuals or entities. In these cases, such shares are shown as beneficially owned by each of those sharing voting and/or dispositive power.

                                                                   CLASS A SHARES             CLASS B SHARES (1)
                                                              ------------------------     -------------------------
                                                               NUMBER       PERCENT OF       NUMBER       PERCENT OF
                           NAME                               OF SHARES       CLASS        OF SHARES        CLASS
                           ----                               ---------     ----------     ----------     ----------
Hay Island Holding Corporation (2)(17)                              --            --       28,100,000        100.0%
First Union Bank of Connecticut, as trustee (2)(17)                 --            --       28,100,000        100.0%
Citigroup Inc. (3)                                             754,152         13.05%
Scudder Kemper Investments, Inc. (4)                           686,100         11.87%
Marsh & McLennan Companies, Inc. (5)                           377,200          5.83%              --           --
Cynthia Z. Brighton (6)                                          1,750             *               --           --
Robert A. Britton (7)(18)                                        1,000             *               --           --
Nicholas J. Cevera, Jr. (8)(18)                                  1,000             *               --           --
C. Keith Hartley (9)                                             1,500             *               --           --
Alfred F. La Banca (10)                                            500             *               --           --
Timothy Mann (11)(18)                                            2,000             *               --           --
Donald E. McNicol (12)                                           1,000             *               --           --
Charles H. Mullen (13)                                             500             *               --           --
J. Thomas Ryan, III (14)(18)                                     1,000             *               --           --
John R. Tweedy (15)                                              1,000             *               --           --
William T. Ziegler (16)                                          2,250             *               --           --
William Ziegler, III, individually and as trustee (2)(17)          200             *       28,100,000        100.0%
All directors and executive officers as a group (19)            24,850             *       28,100,000        100.0%

---------------
* Less than 1%

     (1) Each Class B Share is convertible at the option of the holder into one Class A Share, and is automatically converted into a Class A Share upon transfer to a person who is not a Ziegler Family Member (as defined herein). The number of Class A Shares and the percentages contained under this heading do not account for such conversion right.

     (2) All 28,100,000 of the outstanding Class B Shares are owned by Hay Island. Hay Island is owned by Pine Island and by the Ziegler Trusts, of which Mr. Ziegler is the beneficiary. Mr. Ziegler and First Union Bank of Connecticut are the co-Trustees of the Ziegler Trusts and share voting and dispositive power over all 28,100,000 Class B Shares. Mr. Ziegler owns 25% of the outstanding equity interest in Pine Island and Mr. Ziegler's six children own the remaining 75% equity interest in Pine Island, although Mr. Ziegler has sole voting power with respect to such 75% equity interest owned by his children. First Union Bank of Connecticut's business address is 300 Main Street, Stamford, Connecticut 06904.

     (3) Consists of 754,152 Class A Shares owned beneficially by Citigroup Inc., its subsidiary, Salomon Smith Barney Holdings Inc. ('SSBH') and SSBH's subsidiary, Mutual Management Corp. ('MMC'). MMC shares voting and dispositive power over (and is deemed a beneficial holder of ) 600,000 of these shares. Citigroup Inc. and SSBH share voting and dispositive power (and are deemed beneficial holders of) all 754,152 of these shares.

     (4) Consists of 686,100 Class A Shares beneficially owned or deemed to be owned beneficially by Scudder Kemper Investments, Inc. ('Scudder'), an investment advisor registered with the SEC. Scudder has sole voting power over and dispositive power with respect to all 686,100 such Class A Shares. Scudder's business address is 345 Park Avenue, New York, New York 10154.

     (5) Consists of 377,200 Class A Shares owned by clients of Putnam Investment Management, Inc. ('PIM') and clients of The Putnam Advisory Company, Inc. ('PAC'), both of which are Investment Advisors registered with the SEC and wholly-owned subsidiaries of Putnam Investments Inc. ('PII'), a subsidiary of Marsh & McLennan Companies, Inc. PAC is deemed the beneficial owner of the 168,200 Class A Shares owned by its clients and shares voting and dispositive power over said shares with its said clients. PIM is deemed the beneficial owner of the 209,000 Class A Shares owned by its clients and shares dispositive power over said shares with its clients; PIM's clients have retained full voting power over such shares. PII is deemed to share with PAC and PIM any voting and dispositive power which PAC and PIM may have over their respective clients' Class A Shares and PII is deemed a beneficial owner of all of such shares beneficially owned by PIM and PAC. Nevertheless, both PII and Marsh & McLennan Companies, Inc. disclaim beneficial ownership of all such shares. Marsh & McLennan Companies, Inc.'s business address is 1166 Avenue of the Americas, New York, New York 10036. PIM, PAC and PII share the following business address: One Post Office Square, Boston, Massachusetts 02109.

     (6) Consists of 1,750 Class A Shares beneficially owned or deemed to be owned beneficially by Cynthia Z. Brighton directly and with respect to which she has sole voting and dispositive power.

     (7) Consists of 1,000 Class A Shares beneficially owned or deemed to be owned beneficially by Robert A. Britton directly and with respect to which he has sole voting and dispositive power.

     (8) Consists of 1,000 Class A Shares beneficially owned or deemed to be owned beneficially by Nicholas J. Cevera, Jr. directly and with respect to which he has sole voting and dispositive power; but does not include 4,000 Class Shares owned by Mr. Cevera's wife and with respect to which he disclaims beneficial ownership. Mr. Cevera's business address is 459 East 16th Street, Jacksonville, Florida 32206

     (9) Consists of 1,500 Class A Shares beneficially owned or deemed to be owned beneficially by C. Keith Hartley directly and with respect to which he has sole voting and dispositive power. Mr. Hartley's business address is Forum Capital Markets LLC, 53 Forest Avenue, Old Greenwich, Connecticut 06870.

     (10) Consists of 500 Class A Shares beneficially owned or deemed to be owned beneficially by Alfred F. La Banca directly and with respect to which he has sole voting and dispositive power. Mr. La Banca's business address is Mailex Corporation, 11 Elm Street, Stamford, Connecticut 06902.

     (11) Consists of 2,000 Class A Shares beneficially owned or deemed to be owned beneficially by Timothy Mann directly and with respect to which he has sole voting and dispositive power. Mr. Mann's business address is 459 East 16th Street, Jacksonville, Florida 32206.

     (12) Consists of 1,000 Class A Shares beneficially owned or deemed to be owned beneficially by Donald E. McNicol directly and with respect to which he has sole voting and dispositive power. Mr. McNicol's business address is Schnader Harrison Segal & Lewis LLP, 330 Madison Avenue, New York, New York 10017.

     (13) Consists of 500 Class A Shares beneficially owned or deemed to be owned beneficially by Charles H. Mullen directly and with respect to which he has sole voting and dispositive power.

     (14) Consists of 1,000 Class A Shares beneficially owned or deemed to be owned beneficially by J. Thomas Ryan, III directly and with respect to which he has sole voting and dispositive power. Mr. Ryan's business address is 459 East 16th Street, Jacksonville, Florida 32206.

     (15) Consists of 1,000 Class A Shares beneficially owned or deemed to be owned beneficially by John R. Tweedy directly and with respect to which he has sole voting and dispositive power.

     (16) Consists of 2,250 Class A Shares beneficially owned or deemed to be owned beneficially by William T. Ziegler directly and with respect to which he has sole voting and dispositive power.

     (17) Includes shares beneficially owned or deemed to be owned beneficially by William Ziegler, III as follows: 200 Class A Shares directly and with respect to which he has sole voting and dispositive power; and 28,100,000 Class B Shares owned by Hay Island. Hay Island is deemed to be beneficially owned by William Ziegler, III, individually and as co-trustee with First Union Bank of Connecticut of the Ziegler Trusts.

     (18) Excludes Stock Options in respect of Class A Shares granted to the executive under the 1996 Stock Option Plan as follows: Mr. Britton (227,333); Mr. Cevera (227,333), Mr. Mann (312,583) and Mr. Ryan (227,333).

     (19) Excludes Stock Options in respect of an aggregate of 859,308 Class A Shares granted to officers whose names do not appear in this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH HAY ISLAND

     As a result of Hay Island's stock ownership of the Company, the Board of Directors is, and is expected to continue to be, comprised entirely of designees of Hay Island, and Hay Island is, and is expected to continue to be, able to direct and control the policies of the Company and its subsidiaries, including those with respect to mergers, sales of assets and similar transactions. Hay Island is deemed to be beneficially owned by William Ziegler, III, individually and as trustee. Messrs. William Ziegler, III, William T. Ziegler, Hartley, La Banca and McNicol, and Ms. Brighton, all of whom are members of the Board of Directors, and some of whom are officers of the Company, are also members of the Board of Directors of Hay Island.

TAX SHARING AGREEMENT

     The Company and Hay Island have been, for federal income tax purposes, members of an affiliated group of corporations of which Hay Island is the common parent (the 'Tax Group'). As a result of such affiliation, the Company and Hay Island are included in a consolidated federal income tax return.

     A tax sharing agreement was entered into between the Company and Hay Island (the 'Tax Sharing Agreement') pursuant to which the Company is required to pay to Hay Island with respect to each tax year an amount equal to the consolidated federal income taxes that would have been incurred by the Company had it not been included in the consolidated federal income tax returns filed by the Tax Group.

     Under existing federal income tax regulations, each of the Company and Hay Island is liable for the consolidated federal income taxes of the Tax Group for any taxable year in which each is a member of the Tax Group. Pursuant to the Tax Sharing Agreement, each of Hay Island and the Company will agree to indemnify the other for any and all claims, demands, actions (including liens, levies, audits, investigations and assessments), causes of action, suits, proceedings, damages, liabilities, and costs and expenses incident thereto relating to federal and state taxes on account of the actions or failure to act of the other party.

MANAGEMENT SERVICES AGREEMENT

     The Company and Hay Island entered into a Management Services Agreement ('MSA'), effective January 1, 1997. The services provided by Hay Island to the Company include, among other things, operations, treasury and cash management, risk management (including obtaining liability, property and casualty insurance), human resource management, marketing support, long-term strategic planning, business development and investor relations.

     The MSA has a term of five years and will automatically renew thereafter for successive one-year terms. After the initial five-year term, the MSA may be terminated at any time by either party upon six months' prior written notice. The MSA is terminable by either the Company or Hay Island upon six months' written notice if Hay Island ceases to own Common Shares representing more than 50% of the aggregate voting power of the Common Shares.

     The amount payable under the MSA for the year ending December 31, 1998 is $937,730, payable in twelve monthly installments. The MSA provides that the amounts payable thereunder will be reviewed on an annual basis and, based on an agreed upon allocation of Hay Island's costs for the services performed, the amount payable thereunder will be increased or decreased, provided that any increase in such amount will be limited to a percentage increase based upon the change in the Consumer Price Index for all Urban Consumers, Northeast for the preceding twelve month period. Each party agreed to indemnify the other, except in certain limited circumstances, against liabilities that the other may incur that are caused by or arise in connection with such party's failure to fulfill its material obligations under the MSA.

FAMILY RELATIONSHIPS

     William Ziegler, III is the Chief Executive Officer and Chairman of the Board of Directors of the Company. William T. Ziegler is Chief Operating Officer and Chairman of the Executive Committee of the Board of Directors of the Company. Cynthia Z. Brighton is a Director, Vice President--Financial Services and Treasurer of the Company. Karl H. Ziegler is Secretary of the Company. William Ziegler, III is the father of William T.

Ziegler, Cynthia Z. Brighton and Karl H. Ziegler; all four of them are also employees of Hay Island and were compensated during 1997 and 1998 solely by Hay Island for their services to the Company.

     As used herein, the term 'Ziegler Family Members' includes only the following persons: (A) William Ziegler, III and his estate, guardian, conservator or committee; (B) each descendant of William Ziegler, III (a 'Ziegler Descendant') and their respective estates, guardians, conservators or committees; (C) each Family Controlled Entity (defined below); and (D) the trustees, in their respective capacities as such, of each Family Controlled Trust (defined below). For purposes of this Proxy Statement, the term 'Family Controlled Entity' shall mean (A) any not-for-profit corporation if at least 80% of its board of directors is composed of William Ziegler, III and/or Ziegler Descendants; (B) any other corporation if at least 80% of the value of its outstanding equity is owned by Ziegler Family Members; (C) any partnership if at least 80% of the value of its partnership interests are owned by Ziegler Family Members; and (D) any limited liability or similar company if at least 80% of the value of the company is owned by Ziegler Family Members. For purposes of this Proxy Statement, the term 'Family Controlled Trust' shall mean (A) the Ziegler Trusts and (B) any trust the primary beneficiaries of which are William Ziegler, III, Ziegler Descendants and/or charitable organizations (collectively, 'Ziegler Beneficiaries').

REGISTRATION RIGHTS AGREEMENT

     Hay Island and the Company are parties to a Registration Rights Agreement (the 'Registration Rights Agreement'), pursuant to which Hay Island and certain permitted transferees of the Class B Shares held by Hay Island (Hay Island and such permitted transferees being referred to herein as the 'Permitted Holders') will have the right to require the Company to register under the Securities Act of 1933, as amended (a 'Demand Registration') all or part of the Class A Shares issuable upon conversion of the Class B Shares owned by such Permitted Holders; provided that the Company may postpone giving effect to a Demand Registration for up to a period of 60 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. Hay Island has advised the Company that it does not have any present intention to request any such registration by the Company of its Class A Shares. In addition, the Permitted Holders will have the right to participate in registrations (a 'Piggyback Registration'). The Company will pay any expenses incurred in connection with any Demand Registration or Piggyback Registration, except for underwriting discounts, commissions and certain expenses attributable to the shares of Class A Shares sold by such Permitted Holders.

OTHER AGREEMENTS

     On February 1, 1996, Donald E. McNicol, a director of the Company and of counsel to Schnader Harrison Segal & Lewis LLP, entered into an agreement with the Company regarding his services to the Company. Immediately prior to the Initial Public Offering, Mr. McNicol assumed the responsibilities of Vice President of Hay Island and resigned as Vice Chairman of the Company. Hay Island assumed all obligations under such agreement. Pursuant to the agreement, an aggregate amount of $500,000 was payable to Mr. McNicol, although payment was deferred, with interest at the prime rate, until February 1, 2001, when payment will be made.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                        FORM 10-K
                                                                                                       PAGE NUMBER
                                                                                                       -----------
(A) 1.  CONSOLIDATED FINANCIAL STATEMENTS OF SWISHER INTERNATIONAL GROUP INC. AND
        SUBSIDIARIES
        Report of Independent Accountants...........................................................       21
        Consolidated balance sheets.................................................................       22
        Consolidated statements of income...........................................................       23
        Consolidated statements of stockholders' equity.............................................       24
        Consolidated statements of cash flows.......................................................       25
        Notes to consolidated financial statements..................................................      26-39
(A) 2.  FINANCIAL STATEMENT SCHEDULES
        Report of Independent Accountants on Financial Statement Schedule...........................       S-1
        Financial statement schedule
          II--Valuation and qualifying accounts.....................................................       S-2

(A) 3. EXHIBITS

EXHIBIT
NUMBER                                                   DESCRIPTION
------                                                   -----------
 2.1      --   Agreement and Plan of Merger, dated as of December 9, 1998, among the Registrant, Hay Island and
               Newco.(4)
 3.1      --   Amended and Restated Certificate of Incorporation of the Registrant.(3)
 3.2      --   Amended and Restated Bylaws of the Registrant.(3)
 4.1      --   Specimen stock certificate.(2)
16.1      --   Letter regarding change in certifying accountant.(1)
21.1      --   List of Subsidiaries.
27.1      --   Financial Data Schedule.

------------------
(1) Incorporated by reference from Amendment No. 1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14975).

(2) Incorporated by reference from Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-14975).

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(4) Incorporated by reference to Registrant's preliminary proxy statement on
    Schedule 14A filed on January 29, 1999 with the Securities and Exchange Commission.

(B) REPORTS ON FORM 8-K

     On January 8, 1999, the Company filed a Current Report on Form 8-K describing the proposed Merger.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Darien, State of Connecticut, on the 30th day of March, 1999.

                                          SWISHER INTERNATIONAL GROUP INC.

                                          By: /s/ROBERT A. BRITTON
                                              ---------------------------------
                                                 Robert A. Britton
                                                 Executive Vice President
                                                 and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         /s/ WILLIAM ZIEGLER, III           Chairman of the Board, Chief                       March 30, 1999
------------------------------------------  Executive Officer and Director
           William Ziegler, III             (principal executive officer)

          /s/ WILLIAM T. ZIEGLER            Chairman of the Executive                          March 30, 1999
------------------------------------------  Committee, Chief Operating
            William T. Ziegler              Officer and Director

          /s/ ROBERT A. BRITTON             Executive Vice President, Chief                    March 30, 1999
------------------------------------------  Financial Officer and Director
            Robert A. Britton               (principal financial and
                                            accounting officer)

             /s/ TIMOTHY MANN               President and Director                             March 30, 1999
------------------------------------------
               Timothy Mann

         /s/ J. THOMAS RYAN, III            Executive Vice President-Sales                     March 30, 1999
------------------------------------------  & Marketing and Director
           J. Thomas Ryan, III

       /s/ NICHOLAS J. CEVERA, JR.          Executive Vice President-                          March 30, 1999
------------------------------------------  Operations and Director
         Nicholas J. Cevera, Jr.

         /s/ CYNTHIA Z. BRIGHTON            Vice President-Financial                           March 30, 1999
------------------------------------------  Services, Treasurer, and Director
           Cynthia Z. Brighton

           /s/ C. KEITH HARTLEY             Director                                           March 30, 1999
------------------------------------------
             C. Keith Hartley

          /s/ ALFRED F. LA BANCA            Director                                           March 30, 1999
------------------------------------------
            Alfred F. La Banca

          /s/ DONALD E. McNICOL             Director                                           March 30, 1999
------------------------------------------
            Donald E. McNicol

          /s/ CHARLES H. MULLEN             Director                                           March 30, 1999
------------------------------------------
            Charles H. Mullen

            /s/ JOHN R. TWEEDY              Director                                           March 30, 1999
------------------------------------------
              John R. Tweedy

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and the Shareholders of Swisher International Group
Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 5, 1999 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, that financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 5, 1999

                                  SCHEDULE II
               SWISHER INTERNATIONAL GROUP INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                      COL. A                            COL. B                COL. C               COL. D        COL. E
                      ------                            ------                ------               ------        ------
                                                                            ADDITIONS
                                                                     ------------------------
                                                      BALANCE AT     CHARGED TO    CHARGED TO                  BALANCE AT
                                                     BEGINNING OF     COST AND       OTHER                       END OF
                   DESCRIPTION                          PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
                   -----------                       ------------    ----------    ----------    ----------    ----------
Allowance for Doubtful Accounts:
  For the year ended December 31, 1996............      $2,365          $(49)         $--          $ (533)       $1,783
  For the year ended December 31, 1997............       1,783           128           --            (268)        1,643
  For the year ended December 31, 1998............       1,643           100           --            (253)        1,490