Form 10-Q
period 1999-03-31
SWISHER INTERNATIONAL GROUP INC
filed 1999-05-17
CIK 1025834

===============================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                                  203-656-8000
                                  ------------
                               (Telephone Number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes    X      No
          ------        ------
     The number of shares of Class A Common Stock (par value $.01) outstanding at April 30, 1999 was 5,778,300.


===============================================================================

                               TABLE OF CONTENTS


                                                                    Page
                                                                   Numbers
                                                                   -------

                          Part I. Financial Information

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
             March 31, 1999 and December 31, 1998..................   3

           Condensed Consolidated Statements of Income
             Three Months Ended March 31, 1999 and 1998............   4

           Condensed Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1999 and 1998............   5

           Notes to Condensed Consolidated Financial Statements.... 6-10

Item 2.    Management's Discussion and Analysis of the Results
             of Operations and Financial Condition................. 11-18


                           Part II. Other Information


Item 1.    Legal Proceedings.......................................  19


Item 6.    Exhibits and Reports on Form 8-K........................  20

Signatures  .......................................................  21

                          PART I. FINANCIAL INFORMATION

                        SWISHER INTERNATIONAL GROUP INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                March 31,      December 31,
                                                                                  1999             1998
                                                                                --------       ------------
                              ASSETS                                           (unaudited)
Current assets:
  Cash and cash equivalents                                                    $    247          $  1,633
  Accounts receivable, less allowance for doubtful accounts of
    $1,734 and $1,490, respectively                                              30,751            30,770
  Inventories                                                                    80,394            77,903
  Deferred income taxes                                                           1,701             1,459
  Other current assets                                                            5,376             4,699
                                                                               --------          --------

          Total current assets                                                  118,469           116,464
                                                                               --------          --------

Property, plant and equipment:
  Land                                                                            1,601             1,494
  Buildings and improvements                                                     21,744            21,562
  Machinery and equipment                                                        57,864            57,743
  Construction in progress                                                        4,157             2,991
                                                                               --------          --------
                                                                                 85,366            83,790
  Less, accumulated depreciation                                                 12,596            11,327
                                                                               --------          --------
                                                                                 72,770            72,463
                                                                               --------          --------
Goodwill, net of accumulated amortization of $5,442 and
  $5,129, respectively                                                           44,803            45,116
Investment in Affiliates                                                         11,733            11,733
Prepaid pension cost                                                              4,954             4,954
Other assets                                                                      7,016             6,359
                                                                               --------          --------

          Total assets                                                         $259,745          $257,089
                                                                               ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                            $ 23,000          $ 23,000
  Accounts payable                                                                7,277             6,933
  Accrued expenses                                                                7,004             9,870
  Income taxes payable                                                            6,182             2,827
                                                                               --------          --------

        Total current liabilities                                                43,463            42,630

Long-term debt                                                                   63,567            70,072
Deferred income taxes                                                            10,702             9,877
Accrued postretirement and postemployment benefits                               15,739            15,364
Other liabilities                                                                 4,619             4,583
                                                                               --------          --------

         Total liabilities                                                      138,090           142,526
                                                                               --------          --------

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                      341               341
  Paid-in capital                                                                45,428            45,428
  Retained earnings                                                              78,739            71,603
  Treasury stock, at cost, 221,700 shares                                        (2,895)           (2,895)
  Cumulative translation adjustments                                                 42                86
                                                                               --------          --------
          Total stockholders' equity                                            121,655           114,563
                                                                               --------          --------
          Total liabilities and stockholders' equity                           $259,745          $257,089
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

                        SWISHER INTERNATIONAL GROUP INC.
                   Condensed Consolidated Statements of Income
                     (In thousands except per share amounts)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  1999           1998
                                                                               ---------       ---------
                                                                                    (unaudited)

Net sales                                                                      $ 63,185          $ 60,283
Cost of sales                                                                    31,972            29,452
                                                                               --------          --------

  Gross profit                                                                   31,213            30,831

Selling, general and administrative expenses                                     18,065            16,396
                                                                               --------          --------

  Operating profit                                                               13,148            14,435

Interest expense, net                                                             1,435             1,796
Other expense (income), net                                                          15              (158)
                                                                               -------           --------

Income before income taxes                                                       11,698            12,797
Provision for income taxes                                                        4,562             4,929
                                                                               --------          --------

Net income                                                                     $  7,136          $  7,868
                                                                               ========          ========
Earnings per share
  Basic                                                                        $    .21          $    .23
                                                                               ========          ========
  Diluted                                                                      $    .21          $    .23
                                                                               ========          ========
Weighted average shares outstanding:
  Basic                                                                          33,878            34,006
                                                                               ========          ========
  Diluted                                                                        33,878            34,006
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

                        SWISHER INTERNATIONAL GROUP INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  1999           1998
                                                                               ---------       ---------
                                                                                    (unaudited)

Cash flows from operating activities:
  Net income                                                                   $    7,136       $    7,868
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                   1,895            1,712
    Deferred income taxes                                                             583              776
    Changes in assets and liabilities:
      Accounts receivable                                                               8           (4,019)
      Inventories                                                                  (2,502)         (13,210)
      Other current assets                                                           (678)          (1,270)
      Other assets                                                                   (968)             (32)
      Accounts payable and accrued expenses                                        (2,529)          (1,488)
      Income taxes                                                                  3,352            3,365
      Other liabilities                                                               411              400
      Other, net                                                                        -              (31)
                                                                               ----------       ----------
         Net cash provided by (used in) operating activities                        6,708           (5,929)
                                                                               ----------       ----------
Cash flows from investing activities:
   Additions to property, plant and equipment                                      (1,577)          (3,670)
   Investments in Affiliates                                                            -           (7,223)
                                                                               ----------       ----------
         Net cash used in investing activities                                     (1,577)         (10,893)
                                                                               -----------      ----------
Cash flows from financing activities:
  Long-term borrowings                                                            172,400          168,100
  Payments of long-term debt                                                     (178,905)        (147,900)
  Repurchase of common stock                                                            -           (2,895)
                                                                               ----------       ----------
        Net cash (used in) provided by financing activities                        (6,505)          17,305
                                                                               ----------       ----------
Effect of foreign exchange rate on cash                                               (12)             (13)
                                                                               ----------       ----------
Net (decrease) increase in cash and cash equivalents                               (1,386)             470
Cash and cash equivalents, beginning of period                                      1,633            1,057
                                                                               ----------       ----------
Cash and cash equivalents, end of period                                       $      247       $    1,527
                                                                               ==========       ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)

1.     ACCOUNTING POLICIES

       The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Swisher International Group Inc.'s (the "Company's") 1998 Annual Report on Form 10-K. The interim statements are unaudited but include all adjustments, which consist of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but , as presented here, does not include all disclosures required by generally accepted accounting principles.

2.     SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

       "Net cash provided by (used in) operating activities" includes the following cash payments for interest and income taxes:

                                                           Three months ended
                                                               March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ---------   ----------

       Interest, net of amount capitalized                 $1,524      $1,976
       Income taxes                                           632         772

3.     EARNINGS PER SHARE

       In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. Weighted average shares used in computing diluted earnings per share may differ from the weighted average shares used in computing basic earnings per share as a result of employee stock options.

4.     INVENTORIES

       Inventories consist of the following:

                                      March 31,             December 31,
                                        1999                   1998
                                    -----------            -------------

       Finished goods                $ 24,635                 $  22,822
       Work-in-process                  2,909                     2,604
       Raw materials                   42,556                    42,005
       Stores and supplies             10,294                    10,472
                                     --------                 ---------
                                     $ 80,394                 $  77,903
                                     ========                 =========

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


5.   CONTINGENCIES

       The tobacco industry continues to experience significant health-related litigation. Plaintiffs in such cases typically seek compensation and, in some cases, punitive damages, for various injuries allegedly sustained from the use of tobacco products or exposure to tobacco smoke, including health care costs. The Company is not aware of any adverse decision or judgment having been rendered against smokeless tobacco or cigar manufacturers. The Company is a defendant, along with other defendants in an action brought by an individual plaintiff in Louisiana seeking damages and other relief in connection with injuries allegedly resulting from use of the Company's and the other defendants' products. The Company and other defendants have been named in a Texas action brought by another individual seeking damages and other relief in connection with injuries allegedly caused to plaintiff by products manufactured by the Company and the other defendants. The Company is also a defendant, along with other defendants, in a wrongful death action commenced in Louisiana. In that case, plaintiffs allege that decedent suffered injury after consuming products manufactured by one or more of the defendants including the Company and seek damages for the wrongful death of the decedent in excess of fifty thousand dollars together with fees and costs. The Company is vigorously defending all three of these lawsuits.

       In addition, the Company is named in two groups of cases filed in a West Virginia court in 1998 in an apparent effort to take advantage of a mass litigation panel established by the West Virginia courts. In the first group of cases, 65 different plaintiffs filed simultaneous actions against 34 defendants including the Company. In the second group, 18 different plaintiffs filed simultaneous actions against 27 defendants including the Company. In each group of cases, each plaintiff alleges that he or she became ill after using tobacco products manufactured by one or more of the defendants in that group of cases. None of these cases allege that any particular plaintiff used any specific product or the products of any specific defendant and none alleges the damage that any specific plaintiff incurred; nevertheless, each plaintiff seeks damages in an unspecified amount against all the defendants in the group of cases in which he or she is a participant.

       The Company is also a defendant along with multiple other defendants in three actions brought under California Proposition 65 and the California Unfair Competition Act.

       Further, the Company is also subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in future suits, nor can there be any assurance that existing or future litigation will not result in an adverse judgment against the Company which could have a material effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such coverage is commercially prohibitive. Additionally, a judgment against the Company with respect to a product or any related products could preclude the further sale of such product, which could have a material adverse effect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


5.  CONTINGENCIES (continued)

       In 1996, the federal Food and Drug Administration ("FDA") for the first time asserted jurisdiction over nicotine in tobacco as a "drug" and issued regulations purporting to regulate smokeless tobacco products as "medical devices." These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. In 1995, the Company and other smokeless tobacco manufacturers mounted a court challenge to the FDA's authority to regulate tobacco and, after a United States District Court found that the FDA was not precluded from such regulatory authority in general but was prohibited from restricting advertising or promotion of tobacco products, appealed the matter to the U.S. Court of Appeals for the Fourth Circuit. In 1998, the Court of Appeals reversed the District Court decision and held that the FDA had no jurisdiction to regulate tobacco. The Fourth Circuit's holding has been appealed to the United States Supreme Court. The Company is unable to predict the outcome of the appeal or its impact on those portions of the regulation that have not been given effect. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

       In 1997, the five largest tobacco companies announced a proposed settlement of a number of cases brought by the Attorneys General of several states to recoup Medicare and Medicaid expenses. Legislation introduced in Congress to implement the settlement by increasing the price of cigarettes, regulating all tobacco products including those manufactured by the Company (which was not a party to the suits being settled), imposing full FDA regulation and adopting new and highly restrictive marketing regulations. Although the Congress failed to adopt the legislation, the five tobacco companies engaged in the 1997 proposed settlement entered into separate settlement agreements in 1998 with the Attorneys General of all fifty states except for one pursuant to which they agreed to pay significant penalties annually and to certain marketing restrictions. The Company is not a party to any of those settlement agreements and is unable to determine whether or to what extent it may be affected by changes in the marketing of tobacco products resulting from such settlements.

       In 1998, the Company was notified by the Federal Trade Commission ("FTC") of the adoption by the FTC of an Order to File a Special Report on the Company's advertising and marketing expenditures with regard to its cigar business for 1997 and 1996. This information, which is similar to information which the Company has filed with the FTC for many years with respect to its smokeless tobacco products, was filed on April 9, 1998.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


5.  CONTINGENCIES (continued)

         In addition to regulations imposed by federal authorities, there is an increasing burden of state regulation. Legislation adopted in Massachusetts in 1997 required cigarette and smokeless tobacco manufacturers to disclose the identity and relative weight of ingredients added to tobacco during the process of manufacturing each brand sold in the state and to report the nicotine yields of each such brand. A United States District Court enjoined the effectiveness of the ingredient reporting requirement but the Company is complying with the nicotine reporting requirement. In early 1999, the Massachusetts Attorney General issued regulations that will impose certain marketing restrictions on all tobacco products sold in the state beginning in August 1999 and will require certain prescribed health warnings to appear (beginning in early 2000) on packages of, and in advertisements for, cigars. The Massachusetts Department of Health has also proposed regulations that will require cigar manufacturers to apply health warnings to cigar packages and advertisements beginning in late 2000. A Minnesota statute required reporting by all tobacco manufacturers beginning in early 1999 whether certain constituents were contained in their products which were sold in the state. A statute enacted in Texas requires that all manufacturers of tobacco products sold in Texas report annually on the ingredients contained in those products beginning later in 1999 and to report on the nicotine yield ratings of smokeless tobacco products sold in the state. The Company is unable to anticipate whether, or to what extent, other states will initiate regulations of this kind or the effect of the increasing state regulation on the Company's business.

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

6.  COMPREHENSIVE INCOME

         In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 1999 and 1998 was $7,092 and $7,826 respectively.

                        SWISHER INTERNATIONAL GROUP INC.
              Notes to Condensed Consolidated Financial Statements
                    (Dollars in thousands, except share data)


7.  GOING-PRIVATE TRANSACTION

         On December 9, 1998, the Company announced that its Board of Directors had approved a transaction to take the Company private (the "Going-Private transaction") pursuant to which the Company will merge (the "Merger") with and into its wholly-owned subsidiary, SIGI Acquisition Corporation ("Newco"), subject to the approval of (i) the holders of a majority of the Company's Class A Common Stock present at a shareholder's meeting, and (ii) the holders of a majority of the voting power of its outstanding Common Stock. If the Merger is approved, each outstanding share of the Company's Class A Common Stock (other than Class A Shares held in the treasury which will be canceled and Class A Shares owned by holders who perfect their appraisal rights) will be converted into the right to receive $9.50 in cash. At the same time, all 28,100,000 of the Company's outstanding Class B shares will be converted into an aggregate of 2,810 newly-issued shares of Newco common stock, representing all of the outstanding shares of Newco common stock and all of the voting power and equity interest in Newco.

         After the Company announced the Merger, several purported class action lawsuits challenging the Merger were filed on various dates in the Court of Chancery of the State of Delaware, each naming the Company and some or all of the Company's directors as defendants. The parties to these lawsuits entered into a Memorandum of Understanding, dated as of April 26, 1999, setting forth a proposed settlement of all of the lawsuits, subject to approval of the Delaware Court of Chancery.

         In connection with the Merger, the Company intends to enter into a new credit facility ("New Credit Facility"), which will consist of a $75 million five-year term loan and a $125 million five-year revolving credit facility, whereby the Company will finance the purchase price of the Class A shares in the Merger, pay other fees and expenses incurred in connection with the Merger, and refinance its existing credit facility ("Existing Credit Facility").

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net Sales. Net sales increased $2.9 million or 4.8% to $63.2 million for the three months ended March 31, 1999 from $60.3 million for the three months ended March 31, 1998. The increase in net sales was due to higher sales of cigars, offset partially by lower sales of smokeless tobacco products and higher product returns. Cigar sales increased principally due to unit volume growth and price increases, in all categories except premium cigars. Smokeless tobacco sales decreased as a result of volume decline, offset partially by price increases in all smokeless tobacco categories.

     Gross Profit. Gross profit increased $.4 million or 1.2% to $31.2 million (49.4% of net sales) for the three months ended March 31, 1999 from $30.8 million (51.1% of net sales) for the three months ended March 31, 1998. As a percentage of net sales, gross profit decreased due to a shift in sales mix.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $1.7 million or 10.2% to $18.1 million (28.6% of net sales ) for the three months ended March 31, 1999 from $16.4 million (27.2% of net sales) for the three months ended March 31, 1998. The increase of $1.7 million is principally due to an increase in selling, marketing and administrative expenses.

     Operating Profit. Operating profit decreased $1.3 million or 8.9% to $13.1 million (20.8% of net sales) for the three months ended March 31, 1999 from $14.4 million (23.9% of net sales) for the three months ended March 31, 1998. The decrease, as a percentage of net sales, was primarily due to lower gross profit margins, and an increase in SG&A expenses, both absolutely and as a percentage of net sales.

     Interest Expense, Net. Interest expense, net decreased $.4 million or 20.1% to $1.4 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998. For the three months ended March 31, 1999, the average debt balance was $89.8 million, with an average effective interest rate of 6.4%. For the three months ended March 31, 1998, the average debt balance was $111.2 million, with an average effective interest rate of 6.5%.

     Income Taxes. The effective income tax rate was 39.0% and 38.5% for the three month periods ended March 31, 1999 and 1998, respectively.

     Net Income. Net income decreased $.7 million or 9.3% to $7.1 million (11.3% of net sales), for the three months ended March 31, 1999 from $7.9 million (13.1% of net sales), for the three months ended March 31, 1998.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition

Liquidity and Capital Resources

     Net cash flows provided by (used in) operating activities were $6.7 million and $(5.9) million for the three month periods ended March 31, 1999 and 1998, respectively. The increase of $12.6 million was primarily due to lower working capital requirements.

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

     Cash flows used in investing activities were $1.6 million and $10.9 million for the three month periods ended March 31, 1999 and 1998, respectively. Cash flows used in 1999 were for purchases of property, plant and equipment. Cash flows used in 1998 were primarily related to investments in joint ventures for the production of premium cigars, and purchases of property, plant and equipment. Capital expenditures are estimated to be between $5 million and $8 million for each of 1999 and 2000 and are expected to be used to maintain existing equipment and facilities as well as increase production capacity. The capital expenditures referred to above are expected to be funded by cash flows from operations and, if needed, bank borrowings.

     Cash flows (used in) provided by financing activities were $(6.5) million and $17.3 million for the three month periods ended March 31, 1999 and 1998, respectively. The 1999 amount is due principally to changes in long-term borrowings. The 1998 amount is due principally to changes in long-term borrowings, and the repurchase of common stock.

     As of March 31, 1999, borrowings under the Existing Credit Facility were $86.5 million, and the Company had $27.0 million of unused availability thereunder, after taking into account approximately $1.5 million utilized to support letters of credit.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Liquidity and Capital Resources (continued)

     To convert floating rate debt into fixed rate debt, the Company previously entered into two interest rate swap agreements. As of March 31, 1999, the total notional amount covered by the one remaining swap agreement was $15.0 million. The agreement terminates on July 2, 1999. Under the terms of these agreements, the Company receives a variable interest rate equal to three-month LIBOR and pays a fixed rate of approximately 5.9%, as of March 31, 1999. If the Company had terminated these agreements on March 31, 1999 or 1998, the effect, as of the end of each period, would be insignificant.


     The Company believes that net cash flow generated from future operations and the availability of borrowings under the Existing Credit Facility, or the New Credit Facility if the Merger is consummated, will be sufficient to fund its working capital requirements, capital expenditures and debt service requirements for the foreseeable future.

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

Regulation

     In 1996, the federal Food and Drug Administration ("FDA") for the first time asserted jurisdiction over nicotine in tobacco as a "drug" and issued regulations purporting to regulate smokeless tobacco products as "medical devices." These regulations prohibit the sale of smokeless tobacco products to minors and severely restrict advertising, marketing and promotion of smokeless tobacco products. The regulations also require the Company and other manufacturers to comply with a wide range of labeling, reporting and other requirements. In 1995, the Company and other smokeless tobacco manufacturers mounted a court challenge to the FDA's authority to regulate tobacco and, after a United States District Court found that the FDA was not precluded from such regulatory authority in general but was prohibited from restricting advertising or promotion of tobacco products, appealed the matter to the U.S. Court of Appeals for the Fourth Circuit. In 1998, the Court of Appeals reversed the District Court decision and held that the FDA had no jurisdiction to regulate tobacco. The Fourth Circuit's holding has been appealed to the United States Supreme Court. The Company is unable to predict the outcome of the appeal or its impact on those portions of the regulation that have not been given effect. Any further provisions of these regulations that become effective could have a materially adverse effect on the Company's business.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Regulation (continued)

     In 1997, the five largest tobacco companies announced a proposed settlement of a number of cases brought by the Attorneys General of several states to recoup Medicare and Medicaid expenses. Legislation introduced in Congress to implement the settlement by increasing the price of cigarettes, regulating all tobacco products including those manufactured by the Company (which was not a party to the suits being settled), imposing full FDA regulation and adopting new and highly restrictive marketing regulations. Although the Congress failed to adopt the legislation, the five tobacco companies engaged in the 1997 proposed settlement entered into separate settlement agreements in 1998 with the Attorneys General of all fifty states except for one pursuant to which they agreed to pay significant penalties annually and to certain marketing restrictions. The Company is not a party to any of those settlement agreements and is unable to determine whether or to what extent it may be affected by changes in the marketing of tobacco products resulting from such settlements.

     In 1998, the Company was notified by the Federal Trade Commission ("FTC") of the adoption by the FTC of an Order to File a Special Report on the Company's advertising and marketing expenditures with regard to its cigar business for 1997 and 1996. This information, which is similar to information which the Company has filed with the FTC for many years with respect to its smokeless tobacco products, was filed on April 9, 1998.

     In addition to regulations imposed by federal authorities, there is an increasing burden of state regulation. Legislation adopted in Massachusetts in 1997 required cigarette and smokeless tobacco manufacturers to disclose the identity and relative weight of ingredients added to tobacco during the process of manufacturing each brand sold in the state and to report the nicotine yields of each such brand. A United States District Court enjoined the effectiveness of the ingredient reporting requirement but the Company is complying with the nicotine reporting requirement. In early 1999, the Massachusetts Attorney General issued regulations that will impose certain marketing restrictions on all tobacco products sold in the state beginning in August 1999 and will require certain prescribed health warnings to appear (beginning in early 2000) on packages of, and in advertisements for, cigars. The Massachusetts Department of Health has also proposed regulations that will require cigar manufacturers to apply health warnings to cigar packages and advertisements beginning in late 2000. A Minnesota statute required reporting by all tobacco manufacturers beginning in early 1999 whether certain constituents were contained in their products which were sold in the state. A statute enacted in Texas requires that all manufacturers of tobacco products sold in Texas report annually on the ingredients contained in those products beginning later in 1999 and to report on the nicotine yield ratings of smokeless tobacco products sold in the state. The Company is unable to anticipate whether, or to what extent, other states will initiate regulations of this kind or the effect of the increasing state regulation on the Company's business.

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

Litigation

     The tobacco industry continues to experience significant health-related litigation. Plaintiffs in such cases typically seek compensation and, in some cases, punitive damages, for various injuries allegedly sustained from the use of tobacco products or exposure to tobacco smoke, including health care costs. The Company is not aware of any adverse decision or judgment having been rendered against smokeless tobacco or cigar manufacturers. The Company is a defendant, along with other defendants in an action brought by an individual plaintiff in Louisiana seeking damages and other relief in connection with injuries allegedly resulting from use of the Company's and the other defendants' products. The Company and other defendants have been named in a Texas action brought by another individual seeking damages and other relief in connection with injuries allegedly caused to plaintiff by products manufactured by the Company and the other defendants. The Company is also a defendant, along with other defendants, in a wrongful death action commenced in Louisiana. In that case, plaintiffs allege that decedent suffered injury after consuming products manufactured by one or more of the defendants including the Company and seek damages for the wrongful death of the decedent in excess of $50,000 together with fees and costs. The Company is vigorously defending all three of these lawsuits.

     In addition, the Company is named in two groups of cases filed in a West Virginia court in 1998 in an apparent effort to take advantage of a mass litigation panel established by the West Virginia courts. In the first group of cases, 65 different plaintiffs filed simultaneous actions against 34 defendants including the Company. In the second group, 18 different plaintiffs filed simultaneous actions against 27 defendants including the Company. In each group of cases, each plaintiff alleges that he or she became ill after using tobacco products manufactured by one or more of the defendants in that group of cases. None of these cases allege that any particular plaintiff used any specific product or the products of any specific defendant and none alleges the damage that any specific plaintiff incurred; nevertheless, each plaintiff seeks damages in an unspecified amount against all the defendants in the group of cases in which he or she is a participant.

     The Company is also a defendant along with multiple other defendants in three actions brought under California Proposition 65 and the California Unfair Competition Act.

                        SWISHER INTERNATIONAL GROUP INC.
               Management's Discussion and Analysis of the Results
                      of Operations and Financial Condition



Litigation (continued)

     Further, the Company is also subject to other litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, the cost, if any, of resolving all litigation and contingencies should not have a significant impact on the Company's consolidated financial position. There can be no assurance, however, that the Company may not be named as a defendant in future suits, nor can there be any assurance that existing or future litigation will not result in an adverse judgment against the Company which could have a material effect on the Company's business, future results of operations or cash flows. The Company does not carry insurance to protect against health-related product liability because the cost of obtaining such coverage is commercially prohibitive. Additionally, a judgment against the Company with respect to a product or any related products could preclude the further sale of such product, which could have a material adverse effect on the Company's business.

Going-Private Transaction

     On December 9, 1998, the Company announced that its Board of Directors had approved a transaction to take the Company private (the "Going-Private transaction") pursuant to which the Company will merge (the "Merger") with and into its wholly-owned subsidiary, SIGI Acquisition Corporation ("Newco"), subject to the approval of (i) the holders of a majority of the Company's Class A Common Stock present at a shareholder's meeting, and (ii) the holders of a majority of the voting power of its outstanding Common Stock. If the Merger is approved, each outstanding share of the Company's Class A Common Stock (other than Class A Shares held in the treasury which will be canceled and Class A Shares owned by holders who perfect their appraisal rights) will be converted into the right to receive $9.50 in cash. At the same time, all 28,100,000 of the Company's outstanding Class B shares will be converted into an aggregate of 2,810 newly-issued shares of Newco common stock, representing all of the outstanding shares of Newco common stock and all of the voting power and equity interest in Newco.

     After the Company announced the Merger, several purported class action lawsuits challenging the Merger were filed on various dates in the Court of Chancery of the State of Delaware, each naming the Company and some or all of the Company's directors as defendants. The parties to these lawsuits entered into a Memorandum of Understanding, dated as of April 26, 1999, setting forth a proposed settlement of all of the lawsuits, subject to approval of the Delaware Court of Chancery.

     In connection with the Merger, the Company intends to enter into a new credit facility ("New Credit Facility"), which will consist of a $75 million five-year term loan and a $125 million five-year revolving credit facility, whereby the Company will finance the purchase price of the Class A shares in the Merger, pay other fees and expenses incurred in connection with the Merger, and refinance its existing credit facility ("Existing Credit Facility").

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

     The Company has identified those of its vendors, suppliers and customers which it expects to be material to its operations after January 1, 2000 ("Key Business Partners"). Through inquiry and other available means, the Company is taking steps to determine the state of their Year 2000 readiness. The Company will continue to monitor the readiness of such Key Business Partners and will develop contingency plans, as appropriate, to the extent that there appears a significant risk, in the Company's reasonable judgment, of Year 2000 compliance failure with respect to any of them.

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

                        SWISHER INTERNATIONAL GROUP INC.
                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

     On February 19, 1999, Engolio v. Brown & Williamson Tobacco Corporation, et al., State Docket No. 51-783-D, was filed in the 18th Judicial Court, Parish of Iberville, Louisiana. The action names the Company, along with other tobacco manufacturers, distributors, retailers and industry associations, as defendants. The plaintiffs are the widow and children of a decedent who was allegedly a consumer of tobacco products manufactured by one or more of the defendants. Plaintiffs seek damages in excess of $50,000 for the wrongful death of the decedent together with costs and fees. The Company is vigorously defending this lawsuit.

     The Company is a plaintiff along with other manufacturers of tobacco products, certain organizations representing the advertising industry and representatives of the retailing community in United States Tobacco, et al. v. United States Food and Drug Administration et al., an action filed in the United States District Court for the Middle District of North Carolina in 1995. Plaintiffs in the action moved for summary judgment, arguing that enforcement of various marketing restrictions which the FDA had sought to impose upon certain tobacco products was preempted by federal law and that, further, the FDA lacked jurisdiction to regulate tobacco. In 1997, the Court granted plaintiffs' motion with respect to the preemption of the FDA's ability to regulate advertising and promotion of plaintiffs' products but denied the motion with regard to the FDA's jurisdiction. In 1998, however, the Fourth Circuit Court of Appeals reversed the lower Court's finding on jurisdiction and found for the plaintiffs. The Fourth Circuit's finding is now on appeal to the United States Supreme Court.

     On December 9, 1998, the Company announced that its Board of Directors had approved a transaction to take the Company private (the "Going-Private transaction") pursuant to which the Company will merge (the "Merger") with and into its wholly-owned subsidiary, SIGI Acquisition Corporation ("Newco"), subject to the approval of (i) the holders of a majority of the Company's Class A Common Stock present at a shareholder's meeting, and (ii) the holders of a majority of the voting power of its outstanding Common Stock. If the Merger is approved, each outstanding share of the Company's Class A Common Stock (other than Class A Shares held in the treasury which will be canceled and Class A Shares owned by holders who perfect their appraisal rights) will be converted into the right to receive $9.50 in cash (the Class A Merger Consideration"). At the same time, all 28,100,000 of the Company's outstanding Class B shares will be converted into an aggregate of 2,810 newly-issued shares of Newco common stock, representing all of the outstanding shares of Newco common stock and all of the voting power and equity interest in Newco.

     After the Company announced the Merger, several purported class action lawsuits challenging the Merger were filed on various dates in the Court of Chancery of the State of Delaware, each naming the Company and some or all of the Company's directors as defendants (the "Stockholder Suits"). Generally, the Stockholder Suits purport to be brought on behalf of the holders of the Company's common stock, allege substantially similar claims of breach of fiduciary duty and allege that the Class A Merger Consideration is unjust and inadequate in that the intrinsic value of the Company's Class A Common shares is allegedly greater than the Class A Merger Consideration, in view of the Company's prospects. The Stockholder Suits also generally seek an injunction against the Merger (or, if it is consummated, recission thereof), compensatory and other damages, and an award of attorneys' fees. The parties to these lawsuits entered into a Memorandum of Understanding, dated as of April 26, 1999, setting forth a proposed settlement of all of the lawsuits, subject to approval of the Delaware Court of Chancery.

                        SWISHER INTERNATIONAL GROUP INC.

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit
           Number              Description
           ------              -----------

           27.1                Financial Data Schedule.



     (b)   Reports on Form 8-K

           There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                        SWISHER INTERNATIONAL GROUP INC.
                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Swisher International Group Inc.



Date:       May 14, 1999                  By:  /s/ William Ziegler, III
      ---------------------------              ------------------------
                                                   William Ziegler, III
                                                   Chairman of the Board
                                                   and Chief Executive Officer
                                                   (principal executive officer)


Date:       May 14, 1999                  By:   /s/ Robert A. Britton
      ---------------------------               ----------------------
                                                    Robert A. Britton
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (principal financial and
                                                    accounting officer)